Form 10QSB
period 2000-06-30
ECHAPMAN COM INC
filed 2000-08-15
CIK 1096114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB


/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                                       OR

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File No. 0-28123


                              ECHAPMAN.COM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


             Maryland                                52-2184621
  ------------------------------                 ------------------
         (State or Other                           (I.R.S. Employer
  Jurisdiction of Incorporation)                 Identification No.)


         401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202
         ------------------------------------------------------------
                   (Address of Principal Executive Office)


Issuer's telephone number, including area code:  (410) 625-9656
                                                 --------------


            ----------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes /X/   No / /

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

              Common Stock, par value $0.001 per share
              ----------------------------------------
                          (Title of Class)

                           Yes /X/   No / /

As of June 30, 2000, 14,454,786 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes / /   No /X/

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I ...............................................................     1

   ITEM 1   FINANCIAL STATEMENTS .....................................     1

   ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................     8


PART II ..............................................................    13

   ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS ................    13

   ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K .........................    13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

         eChapman.com, Inc. ("eChapman.com") is a newly-formed corporation that consummated mergers with Chapman Holdings, Inc., Chapman Capital
Management Holdings, Inc. and Chapman Insurance Holdings, Inc. in conjunction with an initial public offering of its common stock on June 20, 2000. Therefore, the unaudited consolidated statements of operations reflect the results of operations for eChapman.com for the periods presented and for each of the constituent companies for the 10 day period from June 20, 2000 to June 30, 2000.

         The consolidated financial statements for the six month period ended June 30, 2000 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman.com as of such date. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000 or any future periods.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000, AND DECEMBER 31, 1999

                                                                           DECEMBER 31,
                                                         JUNE 30, 2000         1999
                                                         -------------     -----------
                                                         (UNAUDITED)
Assets:
   Cash and cash equivalents                          $  9,598,000    $         --
   Cash deposits with clearing organization              9,792,000              --
   Investments, available for sale                         637,000              --
   Receivables from brokers and dealers                    662,000              --
   Management fees receivable                              647,000              --
   Advances to officer/employee                          1,095,000              --
   Property, net                                           120,000              --
   Prepaids and other assets                               650,000         934,000
   Intangible assets                                    24,560,000            --
                                                      ------------    ------------
Total assets                                          $ 47,761,000    $    934,000
                                                      ============    ============
Liabilities and Stockholders' Equity:
   Accounts payable and accrued expenses              $  2,454,000    $    805,000
   Margin loan payable                                   6,367,000              --
   Other liabilities                                       164,000         410,000
                                                      ------------    ------------
Total liabilities                                        8,985,000       1,215,000
                                                      ------------    ------------
Commitments and contingencies

Stockholders' equity:

   Common stock, $.001 par value, 50,000,000 shares
   authorized, 14,454,786 and 1 shares issued and
   outstanding, respectively                                14,000              --
   Additional paid-in capital                           45,436,000              --
   Accumulated deficit                                    (307,000)       (281,000)
   Proprietary stock of Company held by subsidiary,
   at cost, 1,288,000 shares                            (6,367,000)             --
                                                      ------------    ------------
Total stockholders' equity (deficit)                    38,776,000        (281,000)
                                                      ------------    ------------
Total liabilities and stockholders' equity            $ 47,761,000    $    934,000
                                                      ============    ============


 The accompanying notes are an integral part of these consolidated balance sheets.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

                                                           THREE MONTHS      SIX MONTHS
                                                               ENDED            ENDED
                                                           ------------      ----------
                                                                    (UNAUDITED)
REVENUE:

   Commissions                                            $    63,000    $    63,000
   Underwriting and management fees                            64,000         64,000
   Investment management fees                                 154,000        154,000
   Interest and dividends                                      26,000         26,000
   Trading, net gains                                         116,000        116,000
                                                          -----------    -----------
Total revenue                                                 423,000        423,000
                                                          -----------    -----------
EXPENSE:

   Compensation and benefits                                  181,000        212,000
   Floor brokerage and clearing fees                           19,000         19,000
   Management fees                                             46,000         46,000
   Travel and business development                              9,000          9,000
   Professional fees                                           43,000         44,000
   Advertising, promotion and publicity                        12,000         12,000
   Depreciation and amortization expense                       40,000         40,000
   Other operating expense                                     67,000         67,000
                                                          -----------    -----------
Total expense                                                 417,000        449,000
                                                          -----------    -----------
Income (Loss) before income tax benefit                         6,000        (26,000)
INCOME TAX BENEFIT                                                 --             --
                                                          -----------    -----------
Net income (loss)                                         $     6,000    $   (26,000)
                                                          ===========    ===========
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:

Net income (loss)                                         $        --    $     (0.03)
                                                          ===========    ===========
Weighted average shares outstanding                         1,588,000        874,000
                                                          ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                            PROPRIETARY
                                                             ADDITIONAL                      STOCK OF             TOTAL
                                                COMMON        PAID-IN       ACCUMULATED    COMPANY HELD       STOCKHOLDERS'
                                                STOCK         CAPITAL         DEFICIT      BY SUBSIDIARY      EQUITY (DEFICIT)
                                             ------------   ----------     -----------    -------------       ----------------
BALANCE, December 31, 1999                    $        --   $         --    $(281,000)     $          --    $    (281,000)
   Net loss                                            --             --      (26,000)                --          (26,000)
   Equity from mergers of CHI, CCMHI and CIH       13,000      8,883,000           --                 --        8,896,000
   Goodwill step-up adjustment related to
   merger                                              --     24,297,000           --                 --       24,297,000
   Net proceeds from issuance of common
   stock                                            1,000     12,256,000           --                 --       12,257,000
   Proprietary trading stock of Company
   held by subsidiary, at cost                         --             --           --         (6,367,000)      (6,367,000)
                                                  -------    -----------    ---------        -----------      -----------
BALANCE, June 30, 2000 (unaudited)                $14,000    $45,436,000    $(307,000)       $(6,367,000)     $38,776,000
                                                  =======    ===========    =========        ===========      ===========


 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                          $    (26,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Effect from changes in assets and liabilities--
      Deposits with clearing organization                               (7,441,000)
      Prepaids and other assets                                            934,000
      Accounts payable and accrued expenses                                332,000
      Other liabilities                                                   (410,000)
                                                                      ------------
 Net cash used in operating activities                                  (6,611,000)
                                                                      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received from merger                                            3,952,000
                                                                      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering, net                          12,257,000
                                                                      ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                               9,598,000
 CASH AND CASH EQUIVALENTS, beginning of year                                   --
                                                                      ------------
 CASH AND CASH EQUIVALENTS, end of year                               $  9,598,000
                                                                      ============

 The accompanying notes are an integral part of this consolidated statement.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

eChapman.com (eChapman) was formed on May 14, 1999, and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management and Chapman Insurance Agency, while taking advantage of the unique opportunities presented by the growth of the Internet. eChapman's web site, eChapman.com, is currently under development. The web site will offer both financial services and a variety of lifestyle, educational and cultural content selected to appeal particularly to African-Americans, Asian-Americans, Hispanic-Americans and women. These groups are collectively referred to as Domestic Emerging Markets (DEM).

Effective June 20, 2000, Chapman Holdings, Inc., Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. merged in to a wholly-owned subsidiary of eChapman. Also, effective on June 20, 2000, eChapman completed its initial public offering (IPO) of 1,260,000 shares of common stock at $13 per share. eChapman received net proceeds of approximately $12,257,000.

eChapman did not have any operations, except for organizational matters, up until June 30, 1999. The operations of eChapman from July 1, 1999 to June 20, 2000 consisted mainly of costs incurred for salary and benefit expenses and professional fees related to organizing eChapman and designing and developing its web site. As of June 30, 2000, eChapman was in the preliminary stages of designing and developing its website. These costs include conceptual formulation, evaluation, technology requirements and vendor software and consultant selection. These costs have been expensed as incurred in accordance with SOP 98-1. Once eChapman enters the application development stage, and enters into commitments and contracts for services for application security, installation of website, testing, etc., those costs will be capitalized. Once eChapman enters the operational stage, costs for services will be evaluated, and expensed as incurred or expensed over the contract period.

The accompanying unaudited consolidated financial statements include the accounts of eChapman, Chapman Holdings, Inc. (CHI) and its wholly owned subsidiary, The Chapman Co., Chapman Capital Management Holdings, Inc. (CCMHI) and its wholly owned subsidiary, Chapman Capital Management and Chapman Insurance Holdings, Inc. (CIH) and its wholly owned subsidiary, Chapman Insurance Agency (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three and six months ended June 30, 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the financial statements and notes thereto as of December 31, 1999, included in the Company's prospectus dated June 15, 2000. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

TREASURY STOCK

The Chapman Co. is a market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of June 30, 2000, the Chapman Co. held approximately 1,288,000 shares of eChapman stock in inventory.

2. ACQUISITIONS

The merger of CHI, CCMHI, and CIH into eChapman was accounted for using purchase accounting. The merger was accounted for as a combination of entities under common control; thus, the portion of the combined entities under common control (i.e. owned by the same stockholders) was accounted for at historical cost, and the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the IPO. The step-up in basis generated approximately $24.3 million in goodwill. The activity of CHI, CCMHI and CIH included in the accompanying unaudited consolidated financial statements is only for the period subsequent to June 20, 2000, the effective date of the mergers.

The unaudited pro forma summary consolidated results of operations for the six months ended June 30, 2000 and 1999, assuming the merger of CHI, CCMHI and CIH had occurred as of January 1, 1999, are as follows:

                                                       2000            1999
                                                       ----            ----
Revenue:

   Commissions                                   $  1,505,000    $  2,370,000
   Underwriting and management fees                   525,000         379,000
   Investment management fees                       2,692,000       2,053,000
   Interest, dividends and other income               210,000         192,000
   Loss on trading                                   (170,000)             --
                                                 ------------    ------------
Total revenue                                       4,762,000       4,994,000
                                                 ------------    ------------
Expense:
   Compensation and benefits                        2,675,000       2,109,000
   Floor brokerage and clearing fees                  336,000         354,000
   Management fees                                    832,000         740,000
   Depreciation and amortization expense              721,000         707,000
   Other expenses                                   2,497,000       2,722,000
                                                 ------------    ------------
Total expenses                                      7,061,000       6,632,000
                                                 ------------    ------------
Loss before income tax benefit                     (2,299,000)     (1,638,000)
Income tax benefit                                         --              --
                                                 ------------    ------------
Net loss                                         $ (2,299,000)   $ (1,638,000)
                                                 ============    ============
Basic and dilutive loss per share                $       (.16)   $       (.11)
                                                 ============    ============
Shares used to compute basis and                   14,455,000      14,455,000
dilutive loss per share                          ============    ============


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Registration Statement on Form SB-2 (File No. 333-90987) as it was declared effective by the Securities and Exchange Commission, and in this and other reports filed by the Company.

         Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such result or trend will necessarily continue in the future.

OVERVIEW

         eChapman.com is a newly formed corporation designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management and The Chapman Insurance Agency, while taking advantage of the unique opportunities presented by the growth of the Internet. Our web site, the eChapman.com network, which is currently under development, will seek to be an interactive on-line community offering both financial services and a variety of lifestyle, educational and cultural content. Chapman On-line, Inc., the on-line trading portion of the eChapman.com web site, has been launched and offers on-line trading with a service center. Chapman Online is separately licensed as a broker dealer with the SEC and in 49 states, with one registration pending, and with the NASD. Additionally, mutual funds, variable annuities, research, and corporate and public finance offerings are in development. We anticipate substantial completion of content, layout, and other functionality by the end of the fourth quarter of 2000.

         We intend to grow the financial services products and services we have offered through our traditional channels of distribution and believe these services will compliment our online strategy. The Chapman Co. is a full service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and market making and trading. Chapman Capital Management is a registered investment advisor that acts as financial advisor to separate accounts, a group trust and a family of mutual funds. The Chapman Insurance Agency sells annuity products on an agency basis.

         On November 15, 1999, eChapman.com entered into separate merger agreements with Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings. On April 20, 2000 the stockholders of Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings approved the mergers. Upon closing of the mergers on June 20, 2000, eChapman.com indirectly controls The Chapman Co., Chapman Capital Management, and The Chapman Insurance Agency.

         The initial public offering of common stock of eChapman.com occurred on June 15, 2000, and its common stock began trading on the Nasdaq National Market under the symbol ECMN on June 20, 2000.

RESULTS OF OPERATIONS

         Because eChapman.com as a combined company consisting of Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings did not begin operations until the closing of the merger on June 20, 2000, the following discussion and analysis includes not only the results of operations for eChapman.com from June 20, 2000 to June 30, 2000, but also the results of operations of eChapman.com on a pro forma basis, giving effect to the mergers as if they at January 1, 1999.

                              eCHAPMAN.COM

         The following table reflects items in the Statement of Operations of eChapman.com as dollar amounts and as percentages of total revenue.


                      ECHAPMAN.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               For the six months ended       For the three months ended
                                                     June 30, 2000                    June 30, 2000
                                               -------------------------     ----------------------------
                                                            Percentage                     Percentage
                                                             of Total                        of Total
                                                 Amount       Revenue         Amount         Revenue
                                               ---------    ----------       -------       ----------
REVENUE:
        Commissions                            $  63,000       15.0%        $ 63,000          15.0%
        Underwriting and management fees          64,000       15.1           64,000          15.1
        Investment management fees               154,000       36.4          154,000          36.4
        Interest, dividends and other income      26,000        6.1           26,000           6.1
        Trading, net gains                       116,000       27.4          116,000          27.4
                                               ---------      -----         --------         -----
           Total revenue                         423,000      100.0          423,000         100.0
                                               ---------      -----         --------         -----


EXPENSE:

        Compensation and benefits                212,000       50.1         181,000           42.8
        Floor brokerage and clearing fees         19,000        4.5          19,000            4.5
        Management fees                           46,000       10.9          46,000           10.9
        Depreciation and amortization             40,000        9.4          40,000            9.4
        Other expenses                           132,000       31.2         131,000           31.0
                                               ---------      -----         -------          -----
           Total expense                         449,000      106.1         417,000           98.6
                                               ---------      -----         -------          -----

        (Loss) income before income
           tax benefit                           (26,000)      (6.1)          6,000            1.4

INCOME TAX BENEFIT                                   --         --               --             --
                                               ---------      -----         -------          -----
Net (Loss) Income                              $ (26,000)      (6.1%)         6,000            1.4%
                                               =========      =====         =======          ======


         Total consolidated revenue for the six months ended June 30, 2000 was $423,000. The consolidated results of operations for eChapman.com reflect the results of operations for eChapman.com for the three month and six month periods ended June 30, 2000 and the results of eChapman.com and its subsidiaries for the 10 day period from June 20, 2000 and June 30, 2000. Each of the operating subsidiaries contributed to the period revenue, led by investment management fees of $154,000 and investment gains of $116,000 realized on market making activities.

         Total expenses for the six months ended June 30, 2000 were $449,000. Included in the expenses are compensation and benefit costs of $212,000, $40,000 of depreciation and amortization expense and other expenses of $132,000. The amortization of goodwill resulting from the mergers due to the step up in basis for the period was $33,000. Total goodwill of $24.3 million will be amortized over a 20 year period.

         eChapman.com realized a net loss for the six months ended June 30, 2000 of $26,000.

                      PRO FORMA FINANCIAL DATA

         The unaudited Pro forma consolidated balance sheet and statements of operations are based on available information and certain assumptions and adjustments described in the accompanying notes, which we believe are reasonable. The unaudited pro forma consolidated statements of operations are provided for informational purposes only and do not purport to present the results of operations of eChapman.com had the assumed transactions occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future. The unaudited pro forma consolidated balance sheet and statements of operations should be read in conjunction with the historical financial statements of eChapman.com, Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings including the related notes included in eChapman.com's prospectus dated June 15, 2000.

         The unaudited pro forma consolidated statement of operations gives effect to the Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings mergers as if they occurred at January 1, 1999 for operating results and as of June 30, 2000 for balance sheet data. The unaudited pro forma as adjusted financial data gives effect to the mergers and the sale of 1,260,000 shares of common stock at an offering price of $13 per share less underwriting discounts, commissions and offering costs.

         The following table reflects items in the pro forma consolidated statement of operations of eChapman.com and subsidiaries as dollar amounts and as percentage of total revenue.

                      ECHAPMAN.COM, INC. AND SUBSIDIARIES
               PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended June 30,                 Six Months Ended June 30,
                                        -------------------------------------------- ----------------------------------------------
                                                  2000                1999                 2000                        1999
                                        -------------------------------------------- ----------------------------------------------
                                                    Percentage             Percentage             Percentage              Percentage
                                                     of Total              of Total               of Total                of Total
                                          Amount     Revenue      Amount   Revenue     Amount     Revenue      Amount     Revenue
                                        -----------  -------- -----------  --------- -----------  ---------- -----------  ----------
REVENUE:
  Commissions                           $   556,000    26.3%  $ 1,146,000    43.6%   $ 1,505,000   31.6%   $ 2,370,000     47.5%
  Underwriting and management fees          313,000    14.8%      317,000    12.0%       525,000   11.0%       379,000      7.6%
  Investment management fees              1,355,000    64.1%    1,074,000    40.8%     2,692,000   56.5%     2,053,000     41.1%
  Interest, dividends and other income      112,000     5.3%       94,000     3.6%       210,000    4.4%       192,000      3.8%
  Gains on trading                         (223,000)  (10.5%)          --      --       (170,000)  (3.6%)           --       --
                                        -----------    ----   -----------    ----    -----------   ----    -----------     ----
    Total revenues                        2,113,000   100.0%    2,631,000   100.0%     4,762,000    1.0%     4,994,000    100.0%
                                        -----------    ----   -----------    ----    -----------   ----    -----------     ----
EXPENSE:
  Compensation and benefits               1,359,000    64.3%    1,130,000    42.9%     2,675,000   56.2%     2,109,000     42.2%
  Floor brokerage and clearing fees         155,000     7.3%      168,000     6.4%       336,000    7.1%       354,000      7.1%
  Management fees                           414,000    19.6%      389,000    14.8%       832,000   17.5%       740,000     14.8%
  Depreciation and amortization             361,000    17.1%      354,000    13.5%       721,000   15.2%       707,000     14.2%
  Other expenses                          1,293,000    61.2%    1,624,000    61.7%     2,497,000   52.4%     2,722,000     54.5%
                                        -----------    ----   -----------    ----    -----------   ----    -----------     ----
    Total expenses                        3,582,000   169.5%    3,665,000    13.3%     7,061,000  148.3%     6,632,000    132.8%
                                        -----------    ----   -----------    ----    -----------   ----    -----------     ----
    Loss before income tax benefit       (1,469,000)  (69.5%)  (1,034,000)  (39.2%)   (2,299,000) (48.3%)   (1,638,000)   (32.8%)

INCOME TAX BENEFIT                               --      --      (169,000)   (6.4%)           --     --       (200,000)    (4.0%)
                                        -----------    ----   -----------    ----    -----------   ----    -----------     ----
    Net Loss                            $(1,469,000)  (69.5%) $  (865,000)  (32.9%)  $(2,299,000) (48.3%)  $(1,438,000)   (28.8%)
                                        ===========    ====   ===========    ====    ===========   ====    ===========     ====

         Total revenue decreased by $518,000, or 19.7%, to $2,113,000 for the three months ended June 30, 2000 from $2,631,000 for the prior comparable period. Total revenue decreased by $232,000, or 4.6%, to $4,762,000 for the six months ended June 30, 2000 from $4,994,000 for the prior comparable period. The decrease in revenue was primarily related to a decrease in commission revenue due to the elimination of $802,000 of commission fees earned by The Chapman Co. from the eChapman.com IPO and lower municipal fees partially offset by an increase in underwriting and investment management fees.

        Commission revenue decreased by $590,000, or 51.5%, to $556,000 for the three months ended June 30, 2000 from $1,146,000 for the prior comparable period. Commission revenue decreased by $865,000, or 36.5%, to $1,505,000 for the six months ended June 30, 2000 from $2,370,000 in the comparable prior period. The decrease was primarily due to a decline in revenues from municipal participations that decreased $589,000, or 78.1%, to $165,000 for the six months ended June 30, 1999 from $754,000 for the prior comparable period. The Company participated in 25 municipal deals during the six months ended June 30, 2000 compared to 22 municipal deals in the prior comparable period. The decline in municipal revenue can be attributed to smaller deal sizes. Commission revenue from the sale of retail equities decreased $388,000, or 74.5%, to $133,000 for the six months ended June 30, 2000 from $521,000 for the prior comparable period. Commission revenue on sale of institutional securities increased $355,000, or 54.0%, to $1,012,000 for the six months ended June 30, 2000 from $657,000 for the prior comparable period. Commission revenue on fixed income securities decreased $266,000, or 76.2%, to $83,000 for the six months ended June 30, 2000 from $349,000 for the prior comparable period. This decrease in fixed income can be attributable to higher interest rates during the first six months of the year.

        Underwriting and management fee revenue decreased $4,000, or 1.3%, to $313,000 for the three months ended June 30, 2000 from $317,000 for the prior comparable period. Underwriting and management fee revenue increased by $146,000, or 38.5%, to $525,000 for the six months ended June 30, 2000 from $379,000 for the prior comparable period. The increase in underwriting and management fee revenue reflects an increase in management advisory services.

         Investment management fees revenue increased $281,000, or 26.2%, to $1,355,000 for the three months ended June 30, 2000 from $1,074,000 for the prior comparable period. Investment management fees revenue increased by $639,000, or 31.1%, to $2,692,000 for the six months ended June 30, 2000 from $2,053,000 for the prior comparable period. The increase was primarily due to a net increase of $169.4 million, or 26.3%, in assets under management to $812.8 million as of June 30, 2000, from $643.4 million as of June 30, 1999.

         Interest and dividend revenue increased by $18,000, or 19.1%, to $112,000 for the three months ended June 30, 2000 from $94,000 for the prior comparable period. Interest and dividend revenue increased by $18,000, or 9.4%, to $210,000 for the six months ended June 30, 2000 from $192,000 for the prior comparable period. These increases were due to higher cash balances associated with the net proceeds from the eChapman.com offering of common stock.

         The loss on trading was $223,000 for the three months ended June 30, 2000. The loss on trading was $170,000 for the six months ended June 30, 2000. The Company's loss on trading is attributable to an decrease in the market value of its market making securities.

         Total expenses decreased by $83,000, or 2.3%, to $3,582,000 for the three months ended June 30, 2000 from $3,665,000 for the prior comparable period. Total expenses increased by $429,000, or 6.5%, to $7,061,000 for the six months ended June 30, 2000 from $6,632,000 for the prior comparable period. Total expenses increased due to the increase in compensation benefits and management fees.

         Compensation and benefits increased by $229,000, or 20.3%, to $1,359,000 for the three months ended June 30, 2000 from $1,130,000 for the prior comparable period. As a percentage of total revenue, these expenses were 64.3% and 42.9%, respectively, for the three months ended June 30, 2000 and 1999. Compensation and benefits increased by $566,000, or 26.8%, to $2,675,000 for the six months ended June 30, 2000 from $2,109,000 from the prior comparable period. As a percentage of revenues, these expenses were 56.2% and 42.2%, respectively, for the six months ended June 30, 2000 and 1999. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue. The increase in compensation and benefits is primarily attributable to the addition of 20 salaried employees since the prior comparable period.

         Floor brokerage and clearing fees decreased by $13,000, or 7.7%, to $155,000 for the three months ended June 30, 2000 from $168,000 for the prior comparable period. Floor brokerage and clearing fees decreased by $18,000, or 5.1%, to $336,000 for the six months ended June 30, 2000 from $354,000 for the prior comparable period. The decrease is mainly due to a decline in the average dollar amount per transaction, as well as administrative cost reductions realized as a result of changing clearing firms effective June 11, 1999.

         Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors in connection with its multi-manager investment product, the DEM-MET Trust, increased by $25,000, or 6.4%, to $414,000 for the three months ended June 30, 2000 from $389,000 for the prior comparable period. Management fees increased by $92,000, or 12.4%, to $832,000 for the six months ended June 30, 2000 from $740,000 for the prior comparable period. These increases in management fees expense largely reflect an increase in assets under management of the DEM-MET Trust of $169.4 million, or 26.3%, to $812.8 million as of June 30, 2000 from $643.4 million for the prior comparable period, offset by a reduction in fees due to one less sub-advisor working for the DEM-MET Trust. Management fees expense as a percentage of revenue increased to 17.5% for the six months ending June 30, 2000 from 14.8% for the prior comparable period.

         Depreciation and amortization increased by $7,000, or 2.0%, to $361,000 for the three months ended June 30, 2000 from $354,000 for the prior comparable period. Depreciation and amortization increased by $14,000 or 2.0% to $721,000 for the six months ended June 30, 2000 from $707,000 for the prior comparable period. These increases are due to the purchase of property and equipment. Included in depreciation and amortization expense is $608,000 of amortization related to the goodwill step-up in basis resulting from the mergers.

         Other expenses decreased by $331,000, or 20.4%, to $1,293,000 for the three months ended June 30, 2000 from $1,624,000 for the prior comparable period. Other expenses decreased by $225,000, or 8.3%, to $2,497,000 for the six months ended June 30,2000 from $2,722,000 for the prior comparable period. The decrease was primarily due to decreased professional fees, printing expense, travel expense, and conference and seminar cost. The decrease in these costs is the result of the eChapman.com business strategy.

         The income tax benefit decreased by $169,000 to a tax benefit of $0 for the three months ended June 30, 2000 from $169,000 for the prior comparable period. The income tax benefit decreased by $200,000 to a tax benefit of $0 for the six months period ended June 30, 2000 from $200,000 for the prior comparable period. The tax benefit decreased due to the valuation reserve established for a deferred tax asset.

         The net loss increased by $604,000 to $1,469,000 for the three months ended June 30, 2000 from a net loss of $865,000 for the prior comparable period. The net loss increased by $861,000 to $2,299,000 for the six months ended June 30, 2000 from a net loss of $1,438,000 for the prior comparable period. This change was a result of the items discussed above, as presented on a pro forma basis.

LIQUIDITY AND CAPITAL RESOURCES

         A substantial portion of eChapman.com's assets are reasonably liquid. At June 30, 2000, eChapman.com had cash and cash equivalents of $19,390,000.

                                     PART II

                                OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 15, 1999, eChapman.com filed a Registration Statement on Form SB-2 (File No. 333-90987) to register its offering, on a firm commitment basis, of shares of its common stock, par value $0.001 per share (the "Offering"). The Securities and Exchange Commission declared eChapman.com's Registration Statement effective at 9:00 a.m., Washington, D.C. time, on May 30, 2000. eChapman.com commenced its offering of 1,260,000 shares of its common stock at $13.00 through the managing underwriter, The Chapman Co., on June 15, 2000, and the Offering closed on June 20, 2000. eChapman.com received gross proceeds of $16,380,000 in the Offering. eChapman.com estimates that in connection with its offering, it incurred approximately $4,123,000 in expenses and received net proceeds of $12,257,000. As disclosed in eChapman.com's Registration Statement, a portion of these expenses included underwriting discounts and commissions paid to The Chapman Co., an indirect subsidiary of eChapman.com for which eChapman.com's president and chief executive officer serves in the same capacity, as the managing underwriter in the Offering.

         eChapman.com has applied Offering proceeds in the amount of approximately $345,000 for working capital and general corporate purposes.
The remaining Offering proceeds have been invested by eChapman.com pending final application of such proceeds to implement and brand the eChapman.com strategy. eChapman.com has invested approximately $2.2 million of the Offering proceeds in The Chapman U.S. Treasury Money Fund, an affiliate of eChapman.com.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits required by Item 601 of Regulation S-B:

            Exhibit 27:  Financial Data Schedule

        B.  Reports on Form 8-K:

            None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHAPMAN HOLDINGS, INC.

                                       By:    /s/ NATHAN A. CHAPMAN, JR.
                                           --------------------------------
                                           Nathan A. Chapman, Jr.
                                           President, Chairman of the Board
                                           and Director

                                       Date:  August 14, 2000


                                                /s/ DEMETRIS B. BROWN
                                           --------------------------------
                                           Demetris B. Brown
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

                                        Date:  August 14, 2000

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit
-----------                ----------------------

27                         Financial Data Schedule