Form 10QSB
period 2000-09-30
ECHAPMAN COM INC
filed 2000-11-14
CIK 1096114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                   FORM 10-QSB

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED September 30, 2000

                                      OR

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28123

                               ECHAPMAN.COM, INC.
                 (Name of small business issuer in its charter)

                MARYLAND                                    52-2184621
            (State or Other                              (I.R.S. Employer
     Jurisdiction of Incorporation)                     Identification No.)

          401 EAST PRATT STREET, 28TH FLOOR, BALTIMORE, MARYLAND 21202
                     (Address of Principal Executive Office)

Issuer's telephone number, including area code:  (410) 625-9656


                  ---------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether issued (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes /X/ No / /

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

                                 Yes /X/ No / /

As of September 30, 2000, 14,458,311 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:   Yes / /         No /X/

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.................................................................  1

     ITEM 1       FINANCIAL STATEMENTS.................................  1

     ITEM 2       MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION.......  9

PART II................................................................ 18

     ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS............ 18

     ITEM 3       EXHIBITS AND REPORTS ON FORM 8-K..................... 18


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

         eChapman.com, Inc. ("eChapman.com") is a newly-formed corporation that consummated mergers with Chapman Holdings, Inc., Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. in conjunction with an initial public offering of its common stock on June 20, 2000. Therefore, the unaudited consolidated statements of operations reflect the results of operations for eChapman.com for the periods presented and for each of the constituent companies from June 20, 2000 to September 30, 2000.

         The consolidated financial statements for the nine month period ended September 30, 2000 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman.com as of such date. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000 or any future periods.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000, AND DECEMBER 31, 1999

                                                                           DECEMBER 31,
                                                      SEPTEMBER 30, 2000      1999
                                                      ----------------     -----------
                                                         (UNAUDITED)
Assets:
   Cash and cash equivalents                          $  5,867,000    $         --
   Cash deposits with clearing organization             11,825,000              --
   Investments, available for sale                         609,000              --
   Receivables from brokers and dealers                  1,091,000              --
   Management fees receivable                              732,000              --
   Advances to officer/employee                          1,116,000              --
   Property, net                                           103,000              --
   Prepaids and other assets                               848,000         934,000
   Intangible assets                                    24,213,000            --
                                                      ------------    ------------
Total assets                                          $ 46,404,000    $    934,000
                                                      ============    ============
Liabilities and Stockholders' Equity:
   Accounts payable and accrued expenses              $  1,362,000    $    805,000
   Margin loan payable                                  10,979,000              --
   Other liabilities                                       183,000         410,000
                                                      ------------    ------------
Total liabilities                                       12,524,000       1,215,000
                                                      ------------    ------------
Commitments and contingencies

Stockholders' equity:

   Common stock, $.001 par value, 50,000,000 shares
   authorized, 14,458,311 and 1 shares issued and
   outstanding, respectively                                14,000              --
   Additional paid-in capital                           45,469,000              --
   Accumulated deficit                                    (639,000)       (281,000)
   Proprietary stock of Company held by subsidiary,
   at cost, 1,743,000 shares                           (10,979,000)             --
   Accumulated comprehensive income adjustment              15,000              --
                                                      ------------    ------------
Total stockholders' equity (deficit)                    33,880,000        (281,000)
                                                      ------------    ------------
Total liabilities and stockholders' equity            $ 46,404,000    $    934,000
                                                      ============    ============


 The accompanying notes are an integral part of these consolidated balance sheets.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                          2000                       1999
                                                           ----------------------------    ----------------------------
                                                           THREE MONTHS     NINE MONTHS    THREE MONTHS     NINE MONTHS
                                                               ENDED            ENDED         ENDED            ENDED
                                                           ------------     -----------    ------------     -----------
                                                                    (UNAUDITED)                    (UNAUDITED)
REVENUE:

   Commissions                                            $   738,000    $  801,000      $      --      $       --
   Underwriting and management fees                           196,000       260,000             --              --
   Investment management fees                               1,386,000     1,540,000             --              --
   Interest and dividends                                     232,000       258,000             --              --
   Trading, net gains                                              --       116,000             --              --
                                                          -----------    -----------     ---------      ----------
Total revenue                                               2,552,000     2,975,000             --              --
                                                          -----------    -----------     ---------      ----------
EXPENSE:

   Compensation and benefits                                1,107,000      1,319,000        89,000          89,000
   Floor brokerage and clearing fees                          112,000        131,000            --              --
   Management fees                                            441,000        487,000            --              --
   Travel and business development                             75,000         84,000            --              --
   Advertising, promotion and publicity                        74,000         86,000            --              --
   Depreciation and amortization expense                      352,000        392,000            --              --
   Other operating expense                                    723,000        834,000       131,000         131,000
                                                          -----------    -----------     ---------      ----------
Total expense                                               2,884,000      3,333,000       220,000         220,000
                                                          -----------    -----------     ---------      ----------
Loss before income tax benefit                              (332,000)       (358,000)     (220,000)       (220,000)
INCOME TAX BENEFIT                                                 --             --            --              --
                                                          -----------    -----------    ----------      ----------
Net loss                                                  $  (332,000)    $ (358,000)   $(220,000)      $(220,000)
                                                          ===========    ===========    ==========      ==========
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:

Net loss                                                  $     (0.02)    $    (0.07)   $(220,000)      $(220,000)
                                                          ===========    ===========    ==========      ==========
Weighted average shares outstanding                        14,456,000      5,434,000           --              --
                                                          ===========    ===========    ==========      ==========

 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                   ADDITIONAL
                                                   COMMON           PAID-IN          ACCUMULATED
                                                   STOCK            CAPITAL            DEFICIT
                                                ------------      ----------        -----------
BALANCE, December 31, 1999                       $        --      $         --       $(281,000)
Comprehensive income:
   Net loss                                               --                --        (358,000)
   Unrealized gain on investments                         --                --              --
Comprehensive income
Equity from mergers of CHI, CCMHI and CIH             13,000         8,883,000              --
Proprietary trading stock of Company
held by subsidiary, at cost                              --                --               --
Goodwill step-up adjustment related to
merger                                                   --         24,330,000              --
   Net proceeds from issuance of common
   stock                                               1,000        12,256,000              --
                                                     -------       -----------       ---------
BALANCE, September 30, 2000 (unaudited)              $14,000       $45,469,000       $(639,000)
                                                     =======       ===========       =========


                                                        PROPRIETARY
                                                          STOCK OF                            ACCUMULATED         TOTAL
                                                        COMPANY HELD    COMPREHENSIVE    COMPREHENSIVE INCOME   STOCKHOLDERS'
                                                        BY SUBSIDIARY     INCOME              ADJUSTMENTS      EQUITY (DEFICIT)
                                                       -------------    -------------    --------------------  ----------------
BALANCE, December 31, 1999                              $          --           --              $    --       $    (281,000)
Comprehensive income:
   Net loss                                                        --    $(358,000)                  --            (358,000)
   Unrealized gain on investments                                  --       15,000               15,000              15,000
Comprehensive income                                               --    $(343,000)                  --                  --
Equity from mergers of CHI, CCMHI and CIH                          --                                --           8,896,000
Proprietary trading stock of Company
held by subsidiary, at cost                               (10,979,000)                               --         (10,979,000)
Goodwill step-up adjustment related to
merger                                                             --                                --          24,330,000
Net proceeds from issuance of common
stock                                                              --                                --          12,257,000
                                                          -----------                          ------------      -----------
BALANCE, September 30, 2000 (unaudited)                  $(10,979,000)                          $15,000          $33,880,000
                                                          ===========                          ============      ===========


 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                          $   (358,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization expense                                  392,000
    Unrealized gain on investments                                          15,000
    Effect from changes in assets and liabilities--
      Receivables from brokers and dealers                                (429,000)
      Management fees receivable                                           (85,000)
      Prepaids and other assets                                            736,000
      Accounts payable and accrued expenses                               (151,000)
      Other liabilities                                                   (391,000)
                                                                      ------------
 Net cash used in operating activities                                    (271,000)
                                                                      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received from merger                                            5,727,000
    Advances to employees                                                  (21,000)
                                                                      ------------
 Net cash provided by investment activities                              5,706,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering, net                          12,257,000
                                                                      ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                              17,692,000
 CASH AND CASH EQUIVALENTS, beginning of year                                   --
                                                                      ------------
 CASH AND CASH EQUIVALENTS, end of year                               $ 17,692,000
                                                                      ============

 The accompanying notes are an integral part of this consolidated statement.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

eChapman.com (eChapman) was formed on May 14, 1999, and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Incorporated, while taking advantage of the unique opportunities presented by the growth of the Internet. eChapman's web site, eChapman.com, is currently under development. The web site will offer both financial services and a variety of lifestyle, educational and cultural content selected to appeal particularly to African-Americans, Asian-Americans, Hispanic-Americans and women. These groups are collectively referred to as Domestic Emerging Markets (DEM).

Effective June 20, 2000, Chapman Holdings, Inc., Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. merged into separate wholly-owned subsidiaries of eChapman. Also, effective on June 20, 2000, eChapman completed its initial public offering (IPO) of 1,260,000 shares of common stock at $13 per share. eChapman received net proceeds of approximately $12,257,000.

eChapman did not have any operations, except for organizational matters, up until June 30, 1999. The operations of eChapman from July 1, 1999 to June 20, 2000 consisted mainly of costs incurred for salary and benefit expenses and professional fees related to organizing eChapman and designing and developing its web site. As of June 30, 2000, eChapman was in the preliminary stages of designing and developing its website. These costs include conceptual formulation, evaluation, technology requirements and vendor software and consultant selection. These costs have been expensed as incurred in accordance with SOP 98-1. During the three months ended September 30, 2000, eChapman entered the development application stage and incurred costs such as portal development and testing costs, which were capitalized. Once eChapman enters the operational stage, costs for services will be evaluated, and expensed as incurred or expensed over the contract period.

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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three and nine months ended September 30, 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

TREASURY STOCK

The Chapman Co. is a market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of September 30, 2000, the Chapman Co. held approximately 1,743,000 shares of eChapman stock in inventory.

2. ACQUISITIONS

The merger of CHI, CCMHI, and CIH into wholly owned subsidiaries of eChapman was accounted for using purchase accounting. The merger was accounted for as a combination of entities under common control; thus, the portion of the combined entities under common control (i.e. owned by the same stockholders) was accounted for at historical cost, and the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the IPO. The step-up in basis generated approximately $24.3 million in goodwill. The activity of CHI, CCMHI and CIH included in the accompanying unaudited consolidated financial statements is only for the period subsequent to June 20, 2000, the effective date of the mergers.

The unaudited pro forma summary consolidated results of operations for the nine months ended September 30, 2000 and 1999, assuming the merger of CHI, CCMHI and CIH had occurred as of January 1, 1999, are as follows:

                                                       2000            1999
                                                       ----            ----
Revenue:

   Commissions                                   $  2,243,000    $  3,278,000
   Underwriting and management fees                   720,000         554,000
   Investment management fees                       4,077,000       3,046,000
   Interest, dividends and other income               442,000         281,000
   (Loss) gain on trading                            (170,000)        158,000
                                                 ------------    ------------
Total revenue                                       7,312,000       7,317,000
                                                 ------------    ------------
Expense:
   Compensation and benefits                        3,782,000       3,261,000
   Floor brokerage and clearing fees                  447,000         528,000
   Management fees                                  1,273,000       1,109,000
   Depreciation and amortization expense            1,073,000       1,059,000
   Other expenses                                   3,282,000       4,699,000
                                                 ------------    ------------
Total expenses                                      9,857,000      10,656,000
                                                 ------------    ------------
Loss before income tax benefit                     (2,545,000)     (3,339,000)
                                                 ------------    ------------
Net loss                                         $ (2,545,000)   $ (3,339,000)
                                                 ============    ============
Basic and dilutive loss per share                $       (.18)   $       (.23)
                                                 ============    ============
Shares used to compute basic and                   14,458,000      14,458,000
dilutive loss per share                          ============    ============


3  SUBSEQUENT EVENT

Subsequent to September 30, 2000, eChapman's Board of Directors approved the retirement of 1,836,324 shares of proprietary common stock of eChapman held by The Chapman Co. in inventory. Thus, these shares are no longer available for sale.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Registration Statement on Form SB-2 (File No. 333-90987) as it was declared effective by the Securities and Exchange Commission, and in this and other reports filed by the Company.

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

OVERVIEW

eChapman.com is a newly formed corporation designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and The Chapman Insurance Agency Incorporated, while taking advantage of the unique opportunities presented by the growth of the Internet and online distribution. On November 15, 1999, eChapman.com entered into separate merger agreements with Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings. The initial public offering of common stock of eChapman.com occurred on June 15, 2000, and as a result of the mergers, which closed on June 20, 2000, eChapman.com indirectly controls The Chapman Co., Chapman Capital Management and The Chapman Insurance Agency. eChampan.com's common stock began trading on the Nasdaq National Market under the symbol ECMN on June 20, 2000, and it commenced consolidated operations on June 20, 2000.

Prior to September 1, 2000, eChapman.com was in the preliminary stages of designing and developing its online network. The development effort, and related costs incurred during the three months ended September 30, 2000, included conceptual formulation, evaluation, technology and software requirements, consultant selection and portal development.

Subsequent to September 30, 2000, eChapman.com launched the eChapman.com network. The eChapman.com network is an interactive on-line community offering both financial services and a variety of lifestyle, news, education and cultural content.

Chapman Online, Inc., an integral component of the eChapman.com interactive on-line community, is the online brokerage unit of eChapman.com. Prior to September 1, 2000, the Chapman Online trading web site was in the preliminary stages of design and development. The development effort and related costs incurred during the period ended September 30, 2000 were a component of the preliminary stage requirements included in the overall eChapman.com online network design described above.

Subsequent to September 30, 2000, eChapman also launched Chapman Online through which it offers online stock and options trading. Chapman Online offers trading and provides online customer service, including instant messaging with the service center for instant communication with clients. Chapman Online is separately licensed as a broker dealer with the SEC and in 49 states, with one registration pending, and with the NASD.

We intend to continue to grow the financial services products and services offered through our traditional channels of distribution and believe that our traditional services complement the online financial services strategy. The Chapman Co. is a full service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and market making and trading. Chapman Capital Management is a registered investment adviser that acts as financial adviser to separate accounts, a group trust and a family of mutual funds. The Chapman Insurance Agency sells annuity products on an agency basis.

RESULTS OF OPERATIONS

eChapman.com, as a consolidated company consisting of Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings, began operations upon the closing of the mergers on June 20, 2000. The following discussion and analysis includes the actual results of operations for eChapman.com prior to the mergers for the three and nine months ended September 30, 2000 and 1999 and, for its subsidiaries for the period from June 20, 2000 to September 30, 2000, and the results of operations of eChapman.com on a pro forma basis, giving effect to the mergers as if they occurred at January 1, 1999. The pro forma data is presented for informational purposes only and does not purport to present the actual results of operations of eChapman.com had the assumed transactions occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future. (See Note 2 in the unaudited financial statements.)


                                  eCHAPMAN.COM

         The following table reflects items in the Statement of Operations of eChapman.com as dollar amounts and as percentages of total revenue.


                       eCHAPMAN.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three Months Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                        2000                                     1999
                                                         --------------------------------          --------------------------------
                                                                            Percentage of                             Percentage of
                                                           Amount           Total Revenue            Amount           Total Revenue
                                                           ------           -------------            ------           -------------
REVENUES:
        Commissions                                      $    738,000               28.9%          $       -                 -
        Underwriting and management fees                      196,000                7.7                   -                 -
        Investment management fees                          1,386,000               54.3                   -                 -
        Interest and dividends                                232,000                9.1                   -                 -
        Trading, net gains                                                           -                     -                 -
                                                         -------------------------------------------------------------------------
           Total revenues                                   2,552,000              100.0                   -                 -
                                                         -------------------------------------------------------------------------

EXPENSES:
        Compensation and benefits                           1,107,000               43.4                89,000               -
        Floor brokerage and clearing fees                     112,000                4.4                   -                 -
        Management fees                                       441,000               17.3                   -                 -
        Travel and business development                        75,000                2.9                   -                 -
        Advertising, promotion, publicity                      74,000                2.9                                     -
        Depreciation and amortization expense                 352,000               13.8                                     -
        Other expenses                                        723,000               28.3               131,000               -
                                                         -------------------------------------------------------------------------
           Total expense                                    2,884,000              (13.0)               220,000               -
                                                         -------------------------------------------------------------------------

        Loss before income
          tax benefit                                        (332,000)             (13.0)             (220,000)              -

INCOME TAX BENEFIT                                                                   -                     -                 -
                                                         -------------------------------------------------------------------------
Net loss                                                 $   (332,000)             (13.0)          $  (220,000)              -
                                                         -------------------------------------------------------------------------

        Basic and dilutive loss per share                $      (0.02)                             $  (220,000)
                                                         -------------                             ------------
                                                         -------------                             ------------
        Shares used to compute basic and dilutive
          loss per share                                   14,456,000                                      -
                                                         -------------                           ---------------
                                                         -------------                           ---------------



                                                                              Nine Months Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                        2000                                     1999
                                                         --------------------------------          --------------------------------
                                                                            Percentage of                             Percentage of
                                                           Amount           Total Revenue            Amount           Total Revenue
                                                           ------           -------------            ------           -------------
REVENUES:
        Commissions                                      $   801,000                26.9%          $       -                 -
        Underwriting and management fees                     260,000                 8.7                   -                 -
        Investment management fees                         1,540,000                51.8                   -                 -
        Interest and dividends                               258,000                 8.7                   -                 -
        Trading, net gains                                   116,000                 3.9                   -                 -
                                                         ------------          ----------          -------------       -----------
           Total revenues                                  2,975,000               100.0                   -                 -
                                                         ------------          ----------          -------------       -----------

EXPENSES:
        Compensation and benefits                          1,319,000                44.3                89,000               -
        Floor brokerage and clearing fees                    131,000                 4.4                   -                 -
        Management fees                                      487,000                16.4                   -                 -
        Travel and business development                       84,000                 2.8                   -                 -
        Advertising, promotion, publicity                     86,000                 2.9                                     -
        Depreciation and amortization expense                392,000                13.2                                     -
        Other expenses                                       834,000                28.0               131,000               -
                                                         ------------          ----------          -------------       -----------
           Total expense                                   3,333,000               (12.0)              220,000               -
                                                         ------------          ----------          -------------       -----------

        Loss before income
          tax benefit                                       (358,000)              (12.0)             (220,000)              -

INCOME TAX BENEFIT                                               -                   -                     -                 -
                                                         ------------          ----------          -------------       -----------
Net loss                                                 $  (358,000)              (12.0)%         $  (220,000)              -
                                                         ------------          ----------          -------------       -----------
                                                         ------------          ----------

        Basic and dilutive loss per share                $     (0.07)                                 (220,000)
                                                         ------------                              -------------
                                                         ------------                              -------------
        Shares used to compute basic and dilutive
          loss per share                                   5,434,000                                       -
                                                         ------------                              -------------
                                                         ------------                              -------------



ACTUAL RESULTS OF OPERATIONS

The consolidated results of operations for eChapman.com reflect the results of operations for eChapman.com for the three and nine months ended September 30, 2000 and 1999 and the results of operations of its subsidiaries for the period from June 20, 2000 to September 30, 2000.

Total revenue was $2,552,000 for the three months ended September 30, 2000. Total revenue was $2,975,000 for the nine months ended September 30, 2000.

eChapman.com realized commission revenue from brokerage operations of $801,000, or 26.9% of total revenue, for the nine months ended September 30, 2000. Underwriting and management fees were $260,000, or 8.7% of total revenue, for the nine months ended September 30, 2000. Investment management fees were $1,540,000, or 51.8 % of total revenue, for the nine months ended September 30, 2000. Revenues from interest and trading activities were $258,000 and $116,000 respectively, or 8.7% and 3.9%, respectively, of total revenue for the nine months ended September 30, 2000.

During the nine months ended September 30, 1999 eChapman.com incurred startup costs totaling $220,000 for one staff position and professional fees related to organization. eChapman.com began consolidated operations with its subsidiaries on June 20, 2000 and realized total consolidated expenses of $2,884,000 for the three months ended September 30, 2000 and $3,333,000 for the nine months ended September 30, 2000. The expenses reflect the consolidated operations of eChapman.com and its subsidiaries.

Compensation and benefits expenses were $1,107,000 for the three months ended September 30, 2000, compared to $89,000 for the prior comparable startup period. Compensation and benefits expenses were $1,319,000 for the nine months ended September 30, 2000, compared to $89,000 for the prior comparable startup period. The increase is related to eChapman.com's commencement of operations as a consolidated entity.

Floor brokerage and clearing fees were $112,000 for the three months ended September 30, 2000, and $131,000 for the nine months ended September 30, 2000. There were no floor brokerage and clearing fees for the prior comparable startup periods.

Management fees were $441,000 for the three months ended September 30, 2000, and $487,000 for the nine months ended September 30, 2000. There were no management fees for the prior comparable startup periods.

Travel and business development expenses were $75,000 for the three months ended September 30, 2000, and $84,000 for the nine months ended September 30, 2000. There were no travel and business development expenses for the prior comparable periods.

Advertising and promotion expenses were $74,000 for the three months ended September 30, 2000, and $86,000 for the nine months ended September 30, 2000. There were no advertising and promotion expenses for the prior comparable startup periods.

Depreciation and amortization expenses were $352,000 for the three months ended September 30, 2000, and $392,000 for the nine months ended September 30, 2000. The mergers of Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings into subsidiaries of eChapman.com was accounted for using purchase accounting and the related step-up in basis to the fair market value at the date of eChapman.com's initial public offering generated approximately $24.3 million in goodwill, subject to 20 year amortization. Goodwill amortization was approximately $304,000 and $337,000 for the three months and nine months ended September 30, 2000, respectively. There were no depreciation or amortization expenses for the prior comparable periods.

Other expenses were $723,000 for the three months ended September 30, 2000 compared to $131,000 for the prior comparable startup period. Other expenses were $834,000 for the nine months ended September 30, 2000 compared to $131,000 for the prior comparable startup period. Other expenses include professional fees, utility, communications, facility, supplies, maintenance and subscription fees. The increase is related to eChapman.com's commencement of operations as a consolidated entity.

Net loss was $332,000 for the three months ended September 30, 2000, compared to $220,000 for the prior comparable startup period. Net loss was $358,000 for the nine months ended September 30, 2000, compared to $220,000 for the prior comparable startup period. This change was the result of the items discussed above. Before depreciation and amortization, eChapman.com would have had net income of $20,000 and $34,000, respectively, for the three month and nine month periods ended September 30, 2000.

                            PRO FORMA FINANCIAL DATA

The following unaudited pro forma consolidated statements of operations are provided for informational purposes only and do not purport to present the results of operations of eChapman.com had the assumed transactions occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future. The unaudited pro forma consolidated statements of operations should be read in conjunction with the historical financial statements of eChapman.com, Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings, including the related notes, included in eChapman.com's prospectus dated June 15, 2000.

         The unaudited pro forma consolidated statement of operations gives effect to the Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings mergers as if they occurred at January 1, 1999 for operating results. The unaudited pro forma as adjusted financial data gives effect to the mergers and the sale of 1,260,000 shares of common stock at an offering price of $13 per share less underwriting discounts, commissions and offering costs.

         The following table reflects items in the pro forma consolidated statement of operations of eChapman.com and subsidiaries as dollar amounts and as percentage of total revenue.

                       ECHAPMAN.COM, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three Months Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                        2000                                     1999
                                                         --------------------------------          --------------------------------
                                                                              Percentage                               Percentage
                                                                               of Total                                 of Total
                                                           Amount              Revenue                Amount            Revenue
                                                          --------           ------------            --------        -------------
REVENUE:
        Commissions                                       $   738,000               28.9%           $   908,000              39.1%
        Underwriting and management fees                      195,000                7.7                175,000               7.5
        Investment management fees                          1,385,000               54.3                993,000              42.8
        Interest, dividends and other income                  232,000                9.1                 89,000               3.8
        Gains on trading                                            -                  -                158,000               6.8
                                                         ------------          ----------          ------------         ----------
           Total revenues                                   2,550,000              100.0              2,323,000             100.0
                                                         ------------          ----------          ------------         ----------

EXPENSE:
        Compensation and benefits                           1,107,000               43.4              1,152,000              49.6
        Floor brokerage and clearing fees                     111,000                4.3                174,000               7.5
        Management fees                                       441,000               17.3                369,000              15.9
        Depreciation and amortization                         352,000               13.8                352,000              15.1
        Other expenses                                        785,000               30.8              1,977,000              85.1
                                                         ------------          ----------          ------------         ----------
           Total expenses                                   2,796,000              109.6              4,024,000             173.2
                                                         ------------          ----------          ------------         ----------

        Loss before income tax benefit                       (246,000)              (9.6)            (1,701,000)            (73.2)
                                                         ------------          ----------          ------------         ----------
          Net Loss                                        $  (246,000)              (9.6)           $(1,701,000)            (73.2)%
                                                         ============          ==========          ============         ==========



                                                                              Nine Months Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                        2000                                     1999
                                                         --------------------------------          --------------------------------
                                                                              Percentage                               Percentage
                                                                               of Total                                 of Total
                                                           Amount              Revenue                Amount            Revenue
                                                          --------           ------------            --------        -------------
REVENUE:
        Commissions                                     $  2,243,000               30.7%            $  3,278,000             44.8%
        Underwriting and management fees                     720,000                9.8                  554,000              7.6
        Investment management fees                         4,077,000               55.8                3,046,000             41.6
        Interest, dividends and other income                 442,000                6.0                  281,000              3.8
        Gains on trading                                    (170,000)              (2.3)                 158,000              2.2
                                                       --------------          ----------          -------------         ----------
           Total revenues                                  7,312,000              100.0                7,317,000            100.0
                                                       --------------          ----------          -------------         ----------

EXPENSE:
        Compensation and benefits                          3,782,000               51.7                3,261,000             44.5
        Floor brokerage and clearing fees                    447,000                6.1                  528,000              7.2
        Management fees                                    1,273,000               17.4                1,109,000             15.2
        Depreciation and amortization                      1,073,000               14.7                1,059,000             14.5
        Other expenses                                     3,282,000               44.9                4,699,000             64.2
                                                       --------------          ----------          -------------         ----------
           Total expenses                                  9,857,000              134.8               10,656,000            145.6
                                                       --------------          ----------          -------------         ----------

        Loss before income tax benefit                    (2,545,000)             (34.8)              (3,339,000)           (45.6)
                                                       --------------          ----------          -------------         ----------
          Net Loss                                      $ (2,545,000)             (34.8)%           $ (3,339,000)           (45.6)%
                                                       ==============          ==========          =============         ==========


PRO FORMA RESULTS OF OPERATIONS

         Total revenue increased $227,000, or 9.8%, to $2,550,000 for the three months ended September 30, 2000 from $2,323,000 for the prior comparable period. Total revenue decreased slightly by $5,000, or .1%, to $7,312,000 for the nine months ended September 30, 2000 from $7,317,000 for the prior comparable period.

        Commission revenue decreased by $170,000, or 18.7%, to $738,000 for the three months ended September 30, 2000 from $908,000 for the prior comparable period. Commission revenue decreased by $1,035,000, or 31.6%, to $2,243,000 for the nine months ended September 30, 2000 from $3,278,000 in the comparable prior period. The decrease was primarily due to a decline in revenues from municipal participations that decreased $600,000, or 64.1%, to $336,000 for the nine months ended September 30, 2000 from $936,000 for the prior comparable period. eChapman.com participated in 45 municipal deals during nine months ended September 30, 2000 compared to 36 municipal deals in the prior comparable period. The decline in municipal revenue can be attributed to smaller deal size. Commission revenue from the sale of retail equities increased $20,000, or 2.3%, to $865,000 for the nine months ended September 30, 2000 from $845,000 for the prior comparable period. Commission revenue on sale of institutional securities increased $306,000, or 30.6%, to $1,309,000 for the nine months ended September 30, 2000 from $1,003,000 for the prior comparable period. Commission revenue on fixed income securities decreased $321,000, or 68.1%, to $150,000 for the nine months ended September 30, 2000 from $471,000 for the prior comparable period. This decrease in fixed income can be attributed to higher interest rates during the first nine months of 2000.

        Underwriting and management fee revenue increased by $20,000, or 11.4%, to $195,000 for the three months ended September 30, 2000 from $175,000 for the prior comparable period. Underwriting and management fee revenue increased by $166,000, or 30.0%, to $720,000 for the nine months ended September 30, 2000 from $554,000 for the prior comparable period. The increase in underwriting and management fee revenue reflects an increase in management advisory services.

         Investment management fees revenue increased $392,000, or 39.5%, to $1,385,000 for the three months ended September 30, 2000 from $993,000 for the prior comparable period. Investment management fees revenue increased by $1,031,000, or 33.8%, to $4,077,000 for the nine months ended September 30, 2000 from $3,046,000 for the prior comparable period. The increase was primarily due to a net increase of $149.3 million, or 21.7%, in assets under management to $835.8 million as of September 30, 2000, from $686.5 million as of September 30, 1999.

     Interest and dividend revenue increased by $143,000, or 160.7%, to $232,000 for the three months ended September 30, 2000 from $89,000 for the prior comparable period. Interest and dividend revenue increased by $161,000, or 57.3%, to $442,000 for the nine months ended September 30, 2000 from $281,000 for the prior comparable period. These increases were due to higher cash balances associated with the net proceeds from eChapman.com's initial public offering of its common stock.

       The gain on trading decreased by $158,000, or 100%, to $0 for the three months ended September 30, 2000, from $158,000 for the prior comparable period. The gain on trading decreased by $328,000, or 207.6%, to a loss on trading of $170,000 for the nine months ended September 30, 2000 from a $158,000 gain on trading for the prior comparable period. eChapman.com's loss on trading is attributable to a decrease in the market value of its market making securities.

        Total expenses decreased by $1,228,000, or 30.5%, to $2,796,000 for the three months ended September 30, 2000 from $4,024,000 for the prior comparable period. Total expenses decreased by $799,000, or 7.5%, to $9,857,000 for the nine months ended September 30, 2000 from $10,656,000 for the prior comparable period.

        Compensation and benefits decreased by $45,000, or 3.9%, to $1,107,000 for the three months ended September 30, 2000 from $1,152,000 for the prior comparable period. As a percentage of total revenue, these expenses were 43.4% and 49.6%, respectively, for the three months ended September 30, 2000 and the prior comparable period. Compensation and benefits increased by $521,000, or 16.0%, to $3,782,000 for the nine months ended September 30, 2000 from $3,261,000 from the prior comparable period. As a percentage of revenues, these expenses were 51.7% and 44.5%, respectively, for the nine months ended September 30, 2000 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue. The increase in compensation and benefits is primarily attributable to the addition of 20 salaried employees since the prior comparable period.

        Floor brokerage and clearing fees decreased by $63,000, or 36.2%, to $111,000 for the three months ended September 30, 2000 from $174,000 for the prior comparable period. Floor brokerage and clearing fees decreased by $81,000, or 15.3%, to $447,000 for the nine months ended September 30, 2000 from $528,000 for the prior comparable period. The decrease is mainly due to a decline in the average dollar amount per transaction, as well as administrative cost reductions realized as a result of changing clearing firms effective June 11, 1999.

       Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, the DEM-MET Trust, increased by $72,000, or 19.5%, to $441,000 for the three months ended September 30, 2000 from $369,000 for the prior comparable period. Management fees increased by $164,000, or 14.8%, to $1,273,000 for the nine months ended September 30, 2000 from $1,109,000 for the prior comparable period. These increases in management fee expense largely reflect an increase in assets under management of the DEM-MET Trust of $149.3 million, or 21.7%, to $835.8 million as of September 30, 2000 from $686.5 million for the prior comparable period. Management fee expense as a percentage of revenue increased to 17.4% for the nine months ending September 30, 2000 from 15.2% for the prior comparable period.

        Depreciation and amortization expenses remained unchanged at $352,000 for the three months ended September 30, 2000 and 1999. Depreciation and amortization expenses increased by $14,000, or 1.3%, to $1,073,000 for the nine months ended September 30, 2000 from $1,059,000 for the prior comparable period. The increase was due to additional depreciable assets.

        Other expenses decreased by $1,192,000, or 60.3%, to $785,000 for the three months ended September 30, 2000 from $1,977,000 for the prior comparable period. Other expenses decreased by $1,417,000, or 30.2%, to $3,282,000 for the nine months ended September 30, 2000 from $4,699,000 for the prior comparable period. The decrease was primarily due to decreased professional fees, printing expense, travel expense and conference and seminar costs. The decrease in these costs is the result of a change in business strategy from an expansion and implementation effort to operations and service performance.

         Net loss decreased by $1,455,000 to $246,000 for the three months ended September 30, 2000 from a net loss of $1,701,000 for the prior comparable period. Net loss decreased by $794,000 to $2,545,000 for the nine months ended September 30, 2000 from a net loss of $3,339,000 for the prior comparable period. Before depreciation and amortization, pro forma net income would have been $106,000 for the three months ended September 30, 2000, and pro forma net loss would have been $1,349,000 for the prior comparable period. Before depreciation and amortization, pro forma net loss would have been $1,472,000 for the nine months ended September 30, 2000 and $2,280,000 for the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, eChapman.com had cash and cash equivalents of $17,692,000, which includes a $10,979,000 margin loan payable related to its investment in proprietary stock.

Subsequent to September 30, 2000, the Board of Directors of eChapman.com retired 1,836,324 eChapman.com shares held as treasury stock. Cash resources of $11,058,000 were applied to retire the treasury stock. Following the retirement, eChapman.com continues to maintain a reasonable level of liquidity.

                                     PART II

                                OTHER INFORMATION


ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 30, 2000, eChapman.com's Registration Statement on Form SB-2 (File No. 333-90987) pertaining to its initial public offering of shares of its common stock, par value $0.001 per share (the "Offering") was declared effective.

         eChapman.com has applied Offering proceeds in the amount of approximately $1,370,000 as of September 30, 2000, as follows:

         Network and branding                        $  600,000
         Merger consideration                        $  120,000
         Working capital & general purposes          $  650,000
                                                     ----------
                  Total Proceeds Used                $1,370,000
                                                     ----------


At September 30, 2000 the remaining Offering proceeds had been invested by eChapman.com pending final application of such proceeds to implement and brand the eChapman.com strategy. eChapman.com has invested approximately $816,000 of the Offering proceeds in The Chapman U.S. Treasury Money Fund, an affiliate of eChapman.com.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits required by Item 601 of Regulation S-B;

         Exhibit 27:  Financial Data Schedule

B.       Reports on Form 8-k:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     eChapman.com, Inc.

                                     By:      /s/ NATHAN A. CHAPMAN, JR.
                                              ------------------------------
                                              Nathan A. Chapman, Jr.
                                              President, Chairman of the Board
                                              and Director

                                     Date:    November 14, 2000

                                              /s/ DEMETRIS B. BROWN
                                              ------------------------------
                                              Demetris B. Brown
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                     Date:    November 14, 2000

                                  EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
27            Financial Data Schedule
