Form 10QSB/A
period 2000-09-30
ECHAPMAN COM INC
filed 2001-02-01
CIK 1096114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------


                                   FORM 10-QSB/A


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


3  SUBSEQUENT EVENT


Subsequent to September 30, 2000, eChapman's Board of Directors approved the retirement of 1,879,677 shares of proprietary common stock of eChapman held by The Chapman Co. in inventory. Thus, these shares are no longer available for sale.

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


Subsequent to September 30, 2000, the Board of Directors of eChapman.com retired 1,879,677 eChapman.com shares held as treasury stock. Cash resources of $11,726,000 were applied to retire the treasury stock. Following the retirement, eChapman.com continues to maintain a reasonable level of liquidity.

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


                                     Date:    February 1, 2001


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


                                     Date:    February 1, 2001