Form 10KSB40
period 2000-12-31
ECHAPMAN COM INC
filed 2001-04-04
CIK 1096114

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

                                                 Commission file number: 0-28123

                               eCHAPMAN.COM, INC.
                 (Name of Small Business Issuer in Its Charter)
                 ----------------------------------------------

          MARYLAND                                              52-2184621
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

401 EAST PRATT STREET, SUITE 2800, BALTIMORE, MARYLAND             21202
------------------------------------------------------           ----------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number, including area code:  (410) 625-9656
Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $9,344,000.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on March 22, 2001 was $11,476,422.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of outstanding shares of Common Stock of the registrant as of March 22, 2001 was 12,578,634.
Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 and selected portions of the Proxy Statement pertaining to the 2001 Annual Meeting are incorporated herein by reference into Parts II and III.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
Part I                                                                                                       3
Item 1.    Description Of Business                                                                           3
Item 2.    Description Of Property
Item 3.    Legal Proceedings
Item 4.    Submission Of Matters To A Vote Of Security Holders                                              20
Part II                                                                                                     20
Item 5.    Market For Common Equity And Related Stockholder Matters                                         20
Item 5a.   Risk Factors                                                                                     21
Item 6.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations            26
Item 7.    Financial Statements                                                                             26
Item 8.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure             26
Part III                                                                                                    27
Item 9.    Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a)
           Of The Exchange Act                                                                              27
Item 10.   Executive Compensation                                                                           27
Item 11.   Security Ownership Of Certain Beneficial Owners And Management                                   27
Item 12.   Certain Relationships And Related Transactions                                                   27
Item 13.   Exhibit, List And Reports On Form 8-K                                                            27


Domestic Emerging Markets(R) and DEM(R) Are Registered Trademarks and DEM Profile(TM), DEM Universe(TM), DEM Company(TM), DEM Index(TM) and the stylized C-Eagle logo are trademarks of Nathan A. Chapman, Jr.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

                                     GENERAL

         eChapman.com is designed to bring together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc. while taking advantage of the unique opportunities presented by the growth of the Internet. Our web site, which has an Internet address that is the same as our corporate name, eChapman.com, is an interactive online community offering both financial services and a variety of lifestyle, educational and cultural content selected to appeal particularly to the African-American, Asian-American, Hispanic-American and women market segments. We refer to these groups collectively as the Domestic Emerging Markets, or DEM, community.

         eChapman.com, Inc. was incorporated in Maryland on May 14, 1999, and, effective June 20, 2000, completed a series of mergers such that it now has four indirect operating subsidiaries:

o The Chapman Co., which was incorporated in Maryland in 1986, is a full-service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and market-making activities and trading.

o Chapman On-Line, Inc., which was incorporated in California in 1986, is an on-line brokerage company that engages in retail brokerage.

o Chapman Capital Management, Inc., which was incorporated in the District of Columbia in 1987, is a registered investment adviser that acts as financial adviser to separate accounts, a group trust and a family of mutual funds.

o The Chapman Insurance Agency Incorporated, which was incorporated in Maryland in 1987, is an insurance agency with limited operations to date.

         In addition to the above listed operating companies for which eChapman.com acts as holding company, eChapman.com is the entity responsible for the operation of the eChapman.com website.

                                    STRATEGY

         In the mid-1990s, Nathan A. Chapman, Jr., our founder, President, Chairman and majority stockholder, pioneered an investment management strategy that consists of managing portfolios invested in securities of companies controlled by members of the DEM community. We refer to U.S. companies which are controlled by members of the DEM community as DEM companies. In order for a specific company to be controlled by a member of the DEM community, at least 10% of the company's outstanding voting securities must be beneficially owned by members of one or more of the segments of the DEM community and at least one of the company's top three executive officers (chairman, chief executive officer or president) must be a member of one or more of the segments of the DEM community.

         Chapman Capital Management was the first investment management firm to establish the DEM strategy as an investment option when it launched DEM, Inc., a closed end investment management company, in 1995. A mutual fund managed by Chapman Capital Management using the DEM strategy is included as an investment option in certain retirement plans administered by Aetna Retirement Services and Nationwide Retirement Solutions. Chapman Capital Management further extends the DEM strategy by actively recruiting investment managers which meet the DEM profile to manage investment portfolios that may or may not be invested in DEM companies. We call this strategy the DEM Multi-Manager strategy. Since launching the DEM strategy, Chapman Capital Management has increased assets managed under the DEM and DEM Multi-Manager strategies to over $487 million as of February 28, 2001.

         The Chapman Co. uses the DEM strategy in its brokerage and investment banking business by participating in syndicates for underwritings of DEM companies, publishing research on DEM companies, making markets in the stocks of DEM companies and acting as distributor for the mutual funds that Chapman Capital Management manages according to the DEM strategy. In addition, The Chapman Co. seeks to act as lead underwriter for DEM companies.

         Our web site, eChapman.com, uses the DEM strategy by seeking to create an interactive online community offering both financial services and a variety of lifestyle, educational and cultural content selected to appeal particularly to members of the DEM community.

         In implementing our DEM strategy, we intend to draw upon Mr. Chapman's prominence and experience in the financial services industry and the operating histories of The Chapman Co. and Chapman Capital Management. Mr. Chapman was president and chairman of the first African-American controlled publicly traded investment bank, The Chapman Co., and the president and chairman of the first African-American controlled publicly traded investment management company, Chapman Capital Management.

         Our management team has recognized the difficulties encountered in the past six months by minority-oriented Internet portal web sites and other business-to-consumer Internet entities. During this period, several minority portals have discontinued operations and others have merged with similar web sites in order to achieve economies of scale and continue operations. Our management team recognizes that our web site and Internet business may be subject to the same forces that affected these other companies. In light of these trends in the industry, our management team is currently reevaluating our Internet strategy and has delayed implementation of some of the features of the eChapman.com website.

         As our management team reconsiders our internet strategy, we intend to limit additional investment in our web site, and the content available therein, and focus our resources on our core businesses of investment management, investment banking and brokerage.

              SECURITIES BROKERAGE AND INVESTMENT BANKING SERVICES

         Our securities brokerage and investment banking subsidiary, The Chapman Co., uses the DEM strategy in its business by marketing financial services, primarily investment banking services, to DEM companies. We have identified almost 200 DEM companies with which we seek to establish relationships. Our target client with respect to our brokerage and investment banking services are small capitalization companies traded in the over-the-counter market and privately-held companies undertaking an initial public offering.

BROKERAGE SERVICES

         The Chapman Co. is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, and Puerto Rico and is a member firm of the NASD. The Chapman Co. provides brokerage services to institutional and retail clients.

         The Chapman Co. charges commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. The Chapman Co.'s primary source of revenue for its brokerage business has historically been commissions generated from institutional brokerage. The Chapman Co.'s institutional clients include investment managers, corporate retirement plans and municipal retirement plan sponsors. The Chapman Co. maintains floor broker relationships on the New York, American and Chicago Stock Exchanges and executes buy and sell orders in the over-the-counter markets. Approximately 26.1% of our revenue during the year ended December 31, 2000 was derived from our brokerage business.

         The Chapman Co. clears all transactions for its brokerage customers on a fully-disclosed basis with its clearing agent, which carries and clears all customer securities accounts. The clearing agent may lend funds to our brokerage customers through the use of margin credit. These loans will be made to customers on a secured basis, with the clearing agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our agreement with the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, we would be obligated to indemnify the clearing agent for any resulting losses.

         The Chapman Co. also participates in fixed income secondary market trading in government securities primarily for fixed income investment managers, municipal treasurers and other investment professionals. This business is done on a competitive basis where The Chapman Co. acts as a broker. Approximately 7.1% of our revenue during the year ended December 31, 2000 was derived from secondary market trading.

         The Chapman Co. is approved to be a registered market-maker for the securities of up to five companies at any time, including eChapman.com. During the year ended December 31, 2000, The Chapman Co. only made a market in the securities of eChapman.com.

         The Chapman Co.'s trading activities involve the purchase, sale or short sale of securities as a principal, and, accordingly, involve risks of a change in market price of these securities and of a decrease in the liquidity of markets, which can limit our ability to sell securities purchased or to purchase securities sold in such transactions. The stock of eChapman.com held by The Chapman Co. in its market making inventory is recorded in the equity section of our balance sheet at cost like treasury stock. The Chapman Co. experienced a gain on trading of $159,000 for the year ended December 31, 1999 and a loss on trading of $360,000 for the year ended December 31, 2000. As of December 31, 1999 and 2000 The Chapman Co.'s inventory of market-making securities was $2,084,000 and $644,000, respectively. As of February 28, 2001,

The Chapman Co.'s inventory of market-making securities was 233,929 shares, or $937,000, which included 211,415 shares, or $628,000, of eChapman.com stock.

CORPORATE FINANCE

         To date, The Chapman Co.'s corporate finance activities have been limited primarily to participation in syndicates. The Chapman Co. has been a member of more than 198 underwriting syndicates for corporate issues, substantially all of which were equity offerings. Approximately 4.2% of our revenue during the year ended December 31, 2000 was derived from corporate finance transactions.

         The Chapman Co. seeks to manage or co-manage an increasing number of the underwritings in which The Chapman Co. participates. Our ability to extend the DEM strategy to corporate underwritings depends on our ability to identify potential clients fitting the DEM company profile and convincing such potential clients that The Chapman Co. is the right investment banking firm for their needs. We have not conducted any independent research to test the marketability of the DEM strategy, nor have we engaged in any significant marketing of the strategy. Therefore, while we believe that the concept is viable, the level of market acceptance is largely unknown. In addition to this DEM corporate finance strategy, The Chapman Co. is aggressively seeking larger allocations in corporate underwriting syndicates managed by other investment banking firms.

GOVERNMENT FINANCE

         The Chapman Co. participates in the tax-exempt public finance market and has managed, primarily as co-manager, more than 400 transactions in 23 states and the District of Columbia, including approximately 105 transactions in the past two years. More than half of the total dollar amount of these transactions has been with jurisdictions located in Alabama, California, Pennsylvania, Tennessee and Texas.

         Approximately 8.0% of our revenue during the year ended December 31, 2000 was derived from management fees, financial advisory fees and selling concessions in public finance transactions. The Chapman Co. currently employs six investment bankers whose primary responsibility is the development of its public finance business.

RESEARCH

         The Chapman Co. currently employs two research analysts and provides research primarily on selected DEM companies.

         The Chapman Co. has also created the DEM Index, which tracks the performance of the stocks of certain companies meeting the DEM profile. We believe that inclusion of a DEM company in the DEM Index offers certain advantages such as facilitating identification by fund managers and other institutions seeking to invest in minority or women controlled businesses.

                          INVESTMENT ADVISORY SERVICES

         Our investment advisory subsidiary, Chapman Capital Management, currently manages two active mutual funds: the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman Funds, Inc., an open-end management investment company registered under the Investment Company Act of 1940. Chapman Capital Management has formed and manages one private investment trust, the DEM-MET Trust. Chapman Capital Management also advises corporate, institutional and individual investors on a separate account basis.

         As of February 28, 2001, Chapman Capital Management's total assets under management attributable to mutual funds were approximately 17.7% of its total assets under management.

         DEM Equity Fund is a non-diversified portfolio of The Chapman Funds, Inc. The principal investment objective of the DEM Equity Fund is aggressive long-term growth through investment in equity securities of DEM companies. As of February 28, 2001, the DEM Equity Fund had approximately $28.4 million in assets. The DEM Equity Fund commenced operations in April 1998.

         The Chapman U.S. Treasury Money Fund, also a portfolio of The Chapman Funds, Inc., invests solely in short-term direct obligations of the U.S. Government and repurchase agreements collateralized fully by direct obligations of the U.S. Government. This fund is intended primarily for state and local governments and their authorities and agencies. As of February 28, 2001, The Chapman U.S. Treasury Money Fund had $77.5 million in assets. The Chapman U.S. Treasury Money Fund began operations in June 1989.

         DEM-MET Trust was organized in 1996 under New York law and is intended to qualify as a tax-exempt pooled trust for qualified employee benefit plans and certain governmental plans. Chapman Capital Management, which acts as investment adviser to the DEM-MET Trust, seeks to enhance performance and reduce market risk by allocating assets among multiple sub-advisers. The sub-advisers may have, but are not necessarily required to have, dissimilar investment styles and security selection disciplines. In managing the DEM-MET Trust, Chapman Capital Management actively recruits money managers which meet the DEM profile to manage a portion of the assets of the trust. These money managers invest their allocated assets in the securities of domestic and foreign issuers which may consist of common stock, or other types of equity investments, or temporary money market funds chosen by Chapman Capital Management. When selecting sub-advisers for the DEM-MET Trust, Chapman Capital Management actively recruits sub-advisers which meet the DEM profile; however, Chapman Capital Management does not discriminate on the basis of race, gender or national origin in the selection of sub-advisers. We refer to this strategy as the DEM Multi-Manager strategy. As of February 28, 2001, Chapman Capital Management had sub-advisory relationships with 14 investment advisors.

         As of February 28, 2001, the DEM-MET Trust had approximately $264 million in assets, representing 44% of Chapman Capital Management's total assets under management.

         Chapman Capital Management also provides investment advisory services to separate accounts under individual investment advisory agreements. Chapman Capital Management manages equity and debt portfolios with varied investment objectives including long term capital appreciation and current income. As of February 28, 2001, approximately 86.8% of the separate accounts under management incorporate the DEM strategy as an investment objective.

         As of February 28, 2001, Chapman Capital Management managed approximately $257 million in assets for separate accounts, of which approximately $223 million was invested under the DEM Strategy.

MARKETING AND CUSTOMER SERVICE

         Chapman Capital Management's marketing strategy focuses on distribution of its separate account and proprietary investment products through a variety of channels. We seek to market our investment products to public pension fund sponsors, defined contribution plan distributors, and high net worth individuals. Our marketing strategy encompasses distribution of our proprietary products through separate account assignments, wholesale agreements with financial intermediaries and online channels including fund "supermarkets". Additionally, Chapman Capital Management seeks to remain the primary source for investment in the Domestic Emerging Markets.

         Chapman Capital Management targets its marketing efforts to the various types of customers that use its investment advisory and asset management services. Chapman Capital Management's separate accounts are typically large institutional investors. Chapman Capital Management markets to these accounts through customer support activities and personal sales efforts by officers of Chapman Capital Management. This strategy has also been utilized with the DEM-MET Trust due to the small number of large investors that have invested in the trust.

         Chapman Capital Management's proprietary investment products are distributed by The Chapman Co. Chapman Capital Management provides "wholesale" marketing assistance to support The Chapman Co.'s direct retail selling efforts. Chapman Capital Management offers its proprietary investment funds to banks, insurance companies, providers of 401(k) deferred compensation plans and other institutions for resale to their customers. Chapman Capital Management provides support to The Chapman Co. in marketing to institutional resellers and to the institutional resellers' own retail sales forces.

RESEARCH

         As of February 28, 2001, Chapman Capital Management employed two portfolio managers. Chapman Capital Management currently employs one buy-side analyst to assist the portfolio managers in investment research, monitoring of investment opportunities and the development and maintenance of Chapman Capital Management's proprietary DEM valuation and screening model. Chapman Capital Management also utilizes the research services of The Chapman Co. for coverage on DEM companies.

DEPENDENCE ON KEY INVESTMENT MANAGEMENT CLIENTS

         As of February 28, 2001, there were three participants in the DEM-MET Trust. The $264 million in assets in the DEM-MET Trust represented 44% of Chapman Capital Management's assets under management as of February 28, 2001. Approximately 51% of our revenue during the year ended December 31, 2000 was derived from the DEM-MET Trust. If the participants of the trust terminate their agreements with the DEM-MET Trust or make substantial withdrawals of their assets, our advisory fee revenue would be materially and adversely affected.

ANNUITY PRODUCTS

         Our insurance subsidiary, The Chapman Insurance Agency, sells annuity products on an agency basis for insurance underwriters such as The Manufacturers Life Insurance Company of North America; however, Chapman Insurance Agency has not had significant operations to date. Chapman Insurance Agency currently offers only variable annuities. Variable annuities are long-term savings vehicles which contain two accounts, a separate and a fixed account. The fixed account usually offers various fixed allocations which are credited with fixed rates of interest for the guaranteed periods selected by the policyholder. Policyholders are able to choose among several available separate account options offered by the insurance underwriter and may transfer monies between the various annuity options on a tax-deferred basis.

         The Chapman Insurance Agency sells products on an agency basis only, meaning that it sells insurance products underwritten by other insurance companies. The Chapman Insurance Agency does not underwrite annuities on its own. Annuity products currently enjoy an advantage over certain other retirement savings products because the payment of federal income taxes on interest credited to annuity policies is deferred during the accumulation period. We believe that the individual annuity business is a growing segment of the savings and retirement market.

         We also seek to expand our insurance operation to include sales of annuity products on an agency basis. We intend to implement this strategy with strategic partners that seek to utilize our internet delivery system for their insurance products. Our implementation of this Internet strategy will, however, require us to register as an insurance agent in all states in which we propose to sell insurance over the Internet.

                          ECHAPMAN.COM INTERNET PORTAL

         As described above, our management team is currently reconsidering our internet strategy.

         Our eChapman.com online network is designed to appeal to African-Americans, Asian- Americans, Hispanic-Americans and women, as well as the DEM community as a whole.

         eChapman.com seeks to attract the members of the DEM community to our web site by providing lifestyle, educational and cultural, as well as financial services, information with the goal of establishing a dynamic online community. This material is organized around four channels on our web site.

Chapman Network offers:

o Lifestyle pages providing content about travel, finance, fashion, food, sports, entertainment, health & wellness, and family and parenting issues and featuring presentations by personalities and celebrities appealing to the various segments of the DEM community

o        International, domestic and business news

o        Sports and weather

Chapman Trading offers:

o        Online brokerage services

o Our proprietary fund, the DEM Equity Fund, as well as any future mutual fund offerings

o        Research reports

o        Toll-free call center for personalized assistance

Chapman Education provides:

o        DEM Index performance information

o        Tips on investing

Chapman Marketplace offers:

o Links with other Internet merchants which desire access to the DEM community or segments of it

SOURCES OF ONLINE REVENUE

         As described above under "--Strategy," our management team is currently reevaluating our Internet strategy. With the exception of on-line trading we have not received any revenues from our online business. We currently seek revenue from our online business in the following ways:

o Online brokerage commissions, including commissions from our proprietary and other mutual fund sales

o Investment management fees from increasing assets under management through increased sales of mutual funds

         To the extent we move forward with our online strategy, we may seek revenues from:

o Advertising revenues from sales of banner ads and links to web sites seeking to reach the DEM community or segments of it

o Sharing with ecommerce partners in sales generated by visitors coming from our web site

o        Sales of products through the Chapman Marketplace channel

BRAND AWARENESS

         To the extent we move forward with our Internet strategy. We may seek to establish brand awareness for our Internet portal through:

o Conventional off-line advertising and promotion, such as print media, radio and television, event sponsorship, conferences and seminars specifically targeted at the DEM community and its various segments

o Distribution of DEM products through third parties, such as Aetna Retirement Services and Nationwide Retirement Solutions

o        Online advertising and marketing strategies, including:

o        One-to-one banner exchanges

o        Basic text links

o        Content sponsorship

o        E-mail promotions

o        Registration with search engines and directories

o Registration of alternative domain names, such as chapmanonline.com, africanamericanstocks.com, asianamericanstocks.com, hispanicamericanstocks.com and womenstocks.com, which we expect to lead users to the eChapman.com web site

ON-LINE TRADING

         Chapman On-Line, Inc. is registered as a broker-dealer with the SEC and in 49 states, the District of Columbia, and Puerto Rico and is a member firm of the NASD. Chapman On-Line provides brokerage services to retail clients through the eChapman.com web site.

         Chapman On-Line charges commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. Chapman On-Line commenced operations in April 2000 and was not a significant source of our revenue during the year ended December 31, 2000.

         Chapman On-Line clears all transactions for its brokerage customers on a fully-disclosed basis with its clearing agent, which carries and clears all customer securities accounts. The clearing agent may lend funds to our brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our agreement with the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, we would be obligated to indemnify the clearing agent for any resulting losses.

                              GOVERNMENT REGULATION

SECURITIES BROKERAGE AND INVESTMENT BANKING SERVICES

         The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as the NASD.

         The Chapman Co. and Chapman On-Line are each registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker- dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as The Chapman Co.'s primary regulator. The NASD adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Chapman Co. is registered as a broker-dealer in 50 states and the District of Columbia and Puerto Rico. Chapman On-Line is registered as a broker-dealer in 49 states, the District of Columbia and Puerto Rico, has applications for registration pending in one state and is a member firm of the NASD.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

o        Sales methods and supervision

o        Trading practices among broker-dealers

o        Use and safekeeping of customers' funds and securities

o        Record keeping

o        Conduct of directors, officers, and employees.

         The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

         The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees.

         The Chapman Co.'s mutual fund distribution business is subject to extensive regulation as to its duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and the regulations of the NASD. The NASD has prescribed rules with respect to maximum commissions, charges and fees related to investment in any mutual fund registered under the 1940 Act.

         As registered broker-dealers and member firms of the NASD, The Chapman Co. and Chapman On-Line are subject to the net capital rule of the SEC. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth, which consists of assets minus liabilities, plus qualifying subordinated borrowings less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

         The Chapman Co. has elected to compute its net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio.

         Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation.

         As of December 31, 2000, The Chapman Co., a subsidiary of eChapman.com, had less than the minimum net capital required to meet the SEC net capital rule. This net capital deficiency was corrected as of March 8, 2001, at which time The Chapman Co. was in compliance with the net capital rule and had net capital of $627,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of 1.68-to-1. On March 9, 2001, The Chapman Co. filed a notice of noncompliance with the net capital rule with the SEC and the NASD. The SEC and NASD have not indicated what, if any, action either may take as a result of The Chapman Co.'s net capital noncompliance.

         The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage (currently 120%) of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of The Chapman Co. that require the intensive use of capital, such as underwriting and trading activities, and also could restrict eChapman.com's ability to withdraw capital from The Chapman Co., which in turn, could limit our ability to invest in our operations, pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. As Chapman On-Line is primarily involved in brokerage activities we do not currently expect that its activities will require intensive use of capital.

INVESTMENT ADVISORY SERVICES

         Chapman Capital Management's business is subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict, or prohibit an advisor from carrying on its business in the event that it fails to comply with applicable laws and regulations. Possible sanctions that may be imposed include:

o        Suspension of individual employees

o Limitations on engaging in certain lines of business for specified periods of time

o        Revocation of investment advisor and other registrations

o        Censures

o        Fines

         Chapman Capital Management is registered with the SEC under the Investment Advisers Act of 1940 and is subject to examination by the SEC. Under
Section 206 of the Advisers Act, it is unlawful for any investment advisor to:

o Employ any device, scheme, or artifice to defraud any client or prospective client

o Engage in any transaction, practice, or course of business which operates as a fraud or deceit upon any client or prospective client

o Engage in any act, practice, or course of business which is fraudulent, deceptive or manipulative. The Advisers Act imposes numerous other obligations on registered investment advisors including:

         -        Fiduciary duties

         -        Recordkeeping requirements

         -        Operational requirements

         -        Disclosure obligations

         The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration. Any failure to comply with the requirements of the SEC could have a material adverse effect on eChapman.com.

         An investment advisor to a registered investment company, its principals, and its employees may also be subject to proceedings initiated by the SEC to impose remedial sanctions for violation of any provision of the federal securities laws and the regulations adopted thereunder, and the SEC may prohibit an investment advisor to an investment company from continuing to act in its capacity as an investment advisor to an investment company. Stockholders of registered investment companies or the SEC may also bring an action against the officers, directors, and investment advisor for breach of fiduciary duty in establishing the compensation paid to the investment advisor.

         The mutual funds managed by Chapman Capital Management are registered with the SEC under the Investment Company Act, and the sale of shares in these funds has been registered under the Securities Act. Investment companies such as The Chapman Funds, Inc. and any future registered investment companies established and/or advised by Chapman Capital Management, are subject to considerable substantive regulation. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of open-end investment companies, such as the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, can only be offered at a uniform public offering price based on the current net asset value per share plus the sales load.

         No more than 60% of the directors of registered investment companies can be interested persons, defined to include, among others, persons affiliated with the management company or underwriter, and a majority of the directors must not be affiliated with the underwriter. In the case of investment companies, such as The Chapman Funds, which have adopted 12b-1 plans for their portfolios in order to permit these portfolios to pay for distribution expenses, the rules under the Investment Company Act require that no more than 50% of the fund's directors can be interested persons.

         The advisory agreement must have initially been approved by a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by a majority of the outstanding voting shares. The advisory agreement must be subject to termination upon 60 days notice by the board or by a majority of the outstanding voting shares.

         The underwriting agreement must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in the event of an assignment. With limited exceptions, transactions between the investment company and an affiliate can be entered into only if approved by the SEC, after notice and opportunity for hearing, as fair and equitable.

         Chapman Capital Management derives a large portion of its revenues from its investment company management agreements. Under the Advisers Act, the Company's investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as the mutual funds managed by Chapman Capital Management terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Chapman Capital Management.

ECOMMERCE AND THE INTERNET

         There are currently a limited number of federal or state laws or regulations that specifically regulate communications or commerce on the Internet. However, federal and state governments are increasingly asserting an intent to more actively regulate the Internet. These efforts include attempts to apply existing laws of general applicability to the Internet, including actions involving:

o        User privacy, including sending of unsolicited email or "spamming"

o Consumer protection to ensure quality products and services and fair dealing

o        Media regulation, such as libel and obscenity

         In addition, federal and state legislatures and administrative agencies are beginning to consider or adopt a variety of Internet-specific statutes and regulations. In 1998, Congress passed the Children's On-Line Privacy Protection Act of 1998, which strictly limits the collection of "personal information" by Web sites of information of children under the age of 13 by requiring, among other things, prior parental consent.

         Several states have adopted or are considering adoption of statutes that address "spamming" practices on the Internet.

         Moreover, it may take years to determine the extent to which existing laws relating to issues such as copyright, trademark, trade secrets and other intellectual property law; libel and defamation; and privacy are applicable to the Internet. These current, new and subsequent laws and regulations could adversely affect our business.

         Securities trading and investment advisory services are activities that have drawn particularly intensive scrutiny from regulatory agencies when conducted over the Internet. The recent substantial increase in securities trading over the Internet has created a renewed attention to and concern over the integrity of brokerage firms. As a result, there may be a substantial growth in the volume of regulations and enforcement actions with respect to online brokerage and financial services companies. That growth is expected to be somewhat chaotic and inconsistent since it is expected that a number of government agencies, including foreign government agencies, will attempt to assert jurisdiction over online trading and financial services concerns.

                                   COMPETITION

         We encounter intense competition in our securities and investment advisory businesses. Both The Chapman Co. and Chapman Capital Management compete directly with other larger national securities firms and investment advisors, a significant number of which have greater capital and other resources, including, among other advantages, more personnel and greater marketing, financial, technical and research capabilities. In addition, these firms offer a broader range of financial services than The Chapman Co. and Chapman Capital Management and compete not only with The Chapman Co. and Chapman Capital Management and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. This competition has intensified with the passage of the Gramm-Leach-Bliley Act, which removed barriers to affiliation between banks, insurance companies and securities firms.

         The mutual investment funds managed by Chapman Capital Management are similarly subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by Chapman Capital Management's affiliated investment funds. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities which may compete directly with Chapman Capital Management. Chapman Capital Management's ability to increase and retain assets under management could be materially adversely affected if client accounts or the Chapman Capital Management's affiliated mutual funds under-perform specified market benchmarks. Chapman Capital Management's ability to compete with other investment management firms also depends, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions.

         Our securities brokerage and investment banking businesses are concentrated in the securities industry, which is subject to numerous and substantial risks, particularly in volatile or illiquid markets and in markets influenced by sustained periods of low or negative economic growth. Such risks include the risk of losses resulting from:

o        Underwriting and ownership of securities

o        Trading and principal activities

o        Counterparty failure to meet commitments

o        Customer fraud

o        Employee errors

o        Misconduct and fraud (including unauthorized transactions by traders)

o        Failures in connection with the processing of securities transactions

         In addition, our investment banking revenues may decline in periods of reduced demand for public offerings or reduced activity in the secondary markets and when there are reduced spreads on the trading of securities.

         We have also experienced intense competition in our Internet business. The number of web sites competing for the attention and spending of members, users and advertisers has increased, and we expect it to continue to increase. To the extent we move forward with our Internet strategy, we will compete for users, investors and advertisers with the following types of companies:

o Online services or Web sites targeted at discrete segments of the DEM community,

o Web search and retrieval and other online service companies, commonly referred to as portals

o Publishers and distributors of traditional media, such as television, radio and print

         Chapman On-Line currently competes with:

o        Online brokerages and investment banks

o        Traditional brokerages and investment banks

         Many of these competitors are larger national firms with access to greater financial, technical, marketing, personnel and other resources. Increased competition from these firms, as well as emerging Internet companies, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business.

         To remain competitive, we must constantly expand and develop new content areas and services; however, we may not be able to respond to changing consumer preferences and industry standards. eChapman.com may not be able to introduce new products and services before competitors or improve existing products to match competitors' products and services. If we do not timely and continually improve our product and service offerings and introduce new products, our Internet business could be adversely affected.

                                   TRADEMARKS

         We have the right to use the following registered trademarks and common law trademarks pursuant to our non-exclusive royalty-free Service Mark Licensing Agreement with Nathan A. Chapman, Jr.:

o        Domestic Emerging Markets(R)

o        DEM(R)

o        C-Eagle Logo(TM)appearing on the front of this prospectus

o        DEM Index(TM)

o        DEM Profile(TM)

o        DEM Universe(TM)

o        DEM Community(TM)

o        DEM Company(TM)

o        DEM Multi-Manager(TM)

o        Chapman(TM)

o        Chapman Education(TM)

o        Chapman Network(TM)

o        Chapman Trading(TM)

o        Chapman Marketplace(TM)

o        Chapman Kids Club(TM)

o        eCHAPMAN.COM(TM)

         We regard our trademarks and other intellectual property as critical to our success. We rely on trademark law to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

                                    EMPLOYEES

         As of February 28, 2001, we had 54 full-time employees, including 29 registered representatives.

         We consider our relationship with our employees to be good. Our future success will depend on our ability to identify, attract, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. Competition for these persons is intense. We cannot be sure that we will be able to attract or retain these personnel.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our principal executive offices are located at the World Trade Center-Baltimore, 401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202 where we lease approximately 10,000 square feet of office space. The lease for these premises expires in October 2005 and we have an option to renew this lease for another five years.

         We also maintain leases in the following cities for our securities brokerage's branch sales offices:

o        San Francisco, California--three year lease expiring December 2001

o        Chicago, Illinois--one year lease expiring October 2001

o        Dallas, Texas--six month lease with automatic six month extensions

In addition, we lease office space on a month-to-month basis in Philadelphia, Pennsylvania and Memphis, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

         eChapman.com is currently a named respondent in an arbitration before the NASD in a matter entitled Roosevelt & Vivian McCorvey v. Nathan Chapman, et al., NASD Arbitration No. 00-04276. This proceeding commenced in October, 2000. The claimants assert violations of (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder; (ii) Section 17(a) of the Securities Act of 1933; (iii) the antifraud provisions of the securities laws of the State of Alabama and the District of Columbia; (iv) various provisions of the NASD Conduct and other Rules, including prohibitions against fraud, misrepresentations, omissions, excessive mark-ups, unfair and unjust trading, dealing and business practices; and (v) applicable common law regarding, among other things, fraud, breach of fiduciary duty, breach of contract and intentional, reckless, and/or negligent misrepresentation. These allegations have been made with respect to claimants' purchase and holding of 100 shares of Series B Preferred Stock in The Chapman Co. in November of 1994 for $100,000 which (subsequently representing stock in eChapman.com as a result of various reorganizations) was sold in July, 2000 for approximately $67,000. Claimants demand (i) a sum of money or shares of stock in the Company based on the allegation that they should have received 500,000 shares of Series B Stock in 1994 for their $100,000 investment in The Chapman Co.; (ii) financing costs of approximately $50,000; (iii) punitive damages; (iv) attorneys fees and costs; and (v) interest on amounts due.

         eChapman.com is currently defending an arbitration before the NASD in a matter entitled MTG Partners v. Nathan Chapman, et al., NASD Arbitration No. 00-04875. This proceeding commenced in November, 2000. MTG Partners make essentially parallel allegations to those set forth in the McCorvey arbitration described above and seek parallel relief.

         In connection with these arbitrations, Ferris, Baker Watts,[nb]Inc. ("Ferris") made demand upon eChapman.com for indemnification and a defense as required under the agreements between eChapman.com and Ferris in connection with the public offerings involving The Chapman Co. and eChapman.com with respect to which Ferris acted as qualified independent underwriter as required under applicable NASD Rules and in connection with which Ferris delivered a fairness opinion regarding certain aspects of the reorganization of eChapman.com and its subsidiaries. eChapman.com, subject to reserving its rights, has accepted and is providing a defense. A similar agreement runs to the benefit of Tucker Anthony Clear Gull, which also delivered a fairness opinion in connection with the reorganization of eChapman.com and its subsidiaries.

         eChapman.com has filed claims under its various insurance policies with its insurance carrier, which is investigating the extent of any coverage. Deductibles range from $50,000 to $250,000 under these policies. eChapman.com intends to defend vigorously these arbitrations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            MARKET PRICE INFORMATION

         eChapman.com common stock is traded in the over-the-counter market and prices for eChapman.com common stock are quoted on the Nasdaq National Market under the symbol ECMN. The following table sets forth the high and low bid prices of eChapman.com common stock as reported on the Nasdaq National Market.

                                                     eCHAPMAN.COM, INC.
                                                        COMMON STOCK
PERIOD                                                     (ECMN)
                                                  High               Low
2001
         1st Quarter (1)                        $3 31/32          $2 31/32
2000
         4th Quarter                             $7 1/8           $2 31/32
         3rd Quarter                             $7 3/8            $6 7/8
         2nd Quarter (2)                           $13               $7
-----------------
(1) Through March 22, 2001.
(2) From June 14, 2000.

         On March 22, 2001, there were approximately 876 record holders of eChapman.com common stock. As of March 22, 2001, there were 12,621,987 outstanding shares of eChapman.com common stock.

                                    DIVIDENDS

         eChapman.com has never declared or paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon eChapman.com's earnings, if any, its financial condition, and other relevant factors.

                     RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 2001, eChapman.com did not issue any securities without registration under the Securities Act of 1933.

                            PROCEEDS OF THE OFFERING

         On May 30, 2000, eChapman.com's Registration Statement on Form SB-2 (File No. 333-90987) was declared effective by the Securities and Exchange Commission. The Registration

Statement was filed to register shares of its common stock, par value $0.001 per share, for sale to the public (the "Offering"). The Offering closed on June 20, 2000.

         Set forth below is a reasonable estimate of the application of Offering proceeds:


                                         PURPOSE                                                       AMOUNT
                                         -------                                                       ------
Complete the design and development of the eChapman.com web site                                   $   725,000

Promote the eChapman.com brand and continue to promote the DEM and DEM Multi-Manager
strategies                                                                                             463,000

Provide capital to Chapman On-Line for on-line trading                                                 300,000

Provide capital to The Chapman Co. in connection with trading for its own account and
for use in underwriting activities                                                                   1,000,000

Pay consideration to stockholders in Chapman Insurance Holdings merger                                 120,000

Fund working capital and for general corporate purposes                                              2,729,000*

Retirement of proprietary stock                                                                      6,149,000*
                                                                                                   -----------

Total                                                                                              $11,486,000
                                                                                                   ===========

* Represents a material change in the use of proceeds described in the prospectus.


ITEM 5A. RISK FACTORS

               WARNING AS TO OUR USE OF FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements concerning ECHAPMAN.COM. These forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us at the time such statements are made. The discussion of our business strategy is not based on historical facts but is comprised of forward looking statements based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. When we use words such as "anticipate," "believe," "estimate," "intend" and similar expressions in this prospectus, we intend to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below, the matters set forth or incorporated in this report generally and economic and business factors, some of which are beyond our control. In analyzing our company, you should carefully consider, along with other matters referred to in this report, the risk factors detailed in this Risk Factors section and throughout this report and future reports issued by our company.

         Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, we undertake no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were to update or correct a forward-looking statement, investors and others should not conclude that we will make additional updates or corrections thereafter.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE.

         On a pro forma basis, after giving effect to the acquisitions of The Chapman Co., Chapman Capital Management and The Chapman Insurance Agency, we had a net loss of $4,525,000 and $4,480,000 for the years ended December 31, 1999 and 2000. Our management team is currently reconsidering our Internet strategy. While our management team reconsiders our Internet strategy, we intend to limit future investment in our website and Internet business and focus our resources on our core businesses of investment management, investment banking and brokerage. In doing so, we will seek to lower our operating expenses as a percentage of revenue. If we are unsuccessful in lowering our operating expenses as a percentage of revenue or if our efforts to lower expenses result in less revenue, our business, results of operations and financial condition may be materially and adversely affected.

THE CHAPMAN CO. NET CAPITAL VIOLATION

         As of December 31, 2000, The Chapman Co., a subsidiary of eChapman.com, had less than the minimum net capital required to meet the SEC net capital rule. This net capital deficiency was corrected as of March 8, 2001, at which time The Chapman Co. was in compliance with the net capital rule and had net capital of $627,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of 1.68-to-1. On March 9, 2001, The Chapman Co. filed a notice of noncompliance with the net capital rule with the SEC and the NASD. The SEC and NASD have not indicated what, if any, action either may take as a result of The Chapman Co.'s net capital noncompliance.

NATHAN A. CHAPMAN, JR. HAS BEEN AN INSTRUMENTAL FORCE IN THE GROWTH OF eCHAPMAN.COM AND ITS SUBSIDIARIES AND IN THE CREATION OF THE DEM STRATEGY, AND THE LOSS OF MR. CHAPMAN'S SERVICES WOULD DEPRIVE US OF MR. CHAPMAN'S KNOWLEDGE OF AND SKILL IN THE FINANCIAL SERVICES AND DEM MARKETS, WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND GROWTH PROSPECTS.

         For the foreseeable future, we intend to place substantial reliance upon the personal efforts and abilities of Nathan A. Chapman, Jr., President of eCHAPMAN.COM. Mr. Chapman has provided the strategic vision for and has played a key role in executing the business plans of The Chapman Co., Chapman Capital Management and the DEM strategy in the past. Therefore, the loss of the services of Mr. Chapman would have a material adverse effect on our business, operations, revenue and business prospects because of our reliance on his strategic vision and his experience in the financial services and DEM markets. We do not have an employment agreement with Mr. Chapman. The Chapman Co. currently maintains "key man" life insurance coverage in the amount of $7,000,000 on Mr. Chapman.

THE CHAPMAN CO. IS PARTICULARLY SUSCEPTIBLE TO LOSSES WHILE TRADING FOR ITS OWN ACCOUNT DUE TO ITS LARGE INVENTORY OF eCHAPMAN.COM COMMON STOCK.

         The Chapman Co., our brokerage and investment banking subsidiary, acts as a market-maker in eChapman.com common stock and, in this capacity, maintains an inventory of eChapman.com common stock. As of February 28, 2001, the inventory of eChapman.com common stock held by The Chapman Co. was 211,415 shares. eChapman.com common stock is quoted on the Nasdaq National Market. As a newly-listed Nasdaq National Market security, eChapman.com common stock may have less liquidity and higher spreads between bid and ask prices than other securities listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. Accordingly, The Chapman Co. is subject to liquidity risk with respect to this security and may take longer to liquidate its inventory of these securities than it would for investments in more liquid securities. Liquidity risk is the risk that this security may be difficult or impossible to sell at the time and for the price that The Chapman Co. deems appropriate. Further, liquidity risk implies that any effort on the part of The Chapman Co. to liquidate its portfolio in a short period of time may adversely affect the price of the eChapman.com common stock.

OUR INVESTMENT ADVISORY SUBSIDIARY IS DEPENDENT ON A FEW MAJOR INVESTMENT MANAGEMENT CLIENTS, AND IF ANY OF THESE CLIENTS TERMINATED THEIR ADVISORY ARRANGEMENTS WITH US, OUR ADVISORY FEE REVENUE WOULD BE MATERIALLY HARMED.

         All of Chapman Capital Management's agreements with its advisory clients are terminable by the client upon short notice (typically 30-60 days prior written notice). For the year ended December 31, 2000, nine clients, including all three of those invested in DEM-MET Trust and The Chapman U.S. Treasury Money Fund, represented approximately 26% of our total revenue. For the year ended December 31, 2000, DEM-MET Trust, with $264 million in assets under management as of February 28, 2001, represented approximately 20% of our total revenue. Because of the concentration of our assets under management with a limited number of customers, our assets under management at any time can fluctuate. If the DEM-MET Trust or any of our key investment management clients terminate their advisory arrangements with us or make substantial withdrawals of their assets under management, our advisory fee revenue would be materially and adversely affected.

BECAUSE WE HAVE ONLY A SHORT INTERNET-RELATED OPERATING HISTORY, WE DO NOT KNOW IF OUR EXPANSION INTO THIS AREA WILL BE PROFITABLE.

         Although we have a history with respect to the securities brokerage, investment banking and investment advisory businesses, we have only a short Internet-based operating history from which you can evaluate our business plan and prospects.

         As a new entrant to the Internet business, we face risks and uncertainties relating to our ability to implement successfully the Internet component of our business strategy, including:

o Successful design and development of additional features of our web site

o        Creation of public awareness of the eChapman.com brand and web site

o Successful expansion of our financial services businesses on the Internet

         Our management team has recognized the difficulties encountered in the past six months by minority-oriented Internet portal web sites and other business-to-consumer Internet entities. During this period, several minority portals have discontinued operations and others have merged with similar web sites in order to achieve economies of scale and continue operations. Several of these entities had or have greater access to capital and other resources than we do. Our management team recognizes that our web site and Internet business may be subject to the same forces that affected these other companies. In light of these trends in the industry, our management team is currently reevaluating our Internet strategy and has delayed implementation of some of the features of the eChapman.com website. As our management team reconsiders our internet strategy, we intend to limit additional investment in our web site, and the content available therein, and focus our resources on our core businesses of investment management, investment banking and brokerage. In the event that our management team decides to terminate our Internet strategy, we will not recoup our investment in such strategy.

WE CURRENTLY HAVE ONLY A FEW AGREEMENTS WITH ADVERTISERS, STRATEGIC PARTNERS AND CONTENT PROVIDERS, AND IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN THESE RELATIONSHIPS, OUR EARNINGS WILL SUFFER.

         Although we intend to pursue advertising relationships and strategic alliances with third parties and enter into agreements with content providers, we have entered into only a few such agreements. We do not know that we will be able to maintain these relationships and establish enough additional relationships to support our business. If we cannot establish and maintain these relationships, our earnings will be adversely affected.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by Item 6 is incorporated by reference from the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the selected portions of the 2000 Annual Report to Stockholders filed as Exhibit 13.01 to this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

         Information required by Item 7 is incorporated by reference from the information set forth under the heading "Financial Statements" in the selected portions of the 2000 Annual Report to Stockholders filed as Exhibit 13.01 to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information regarding directors and executive officers required by
Item 9 is incorporated by reference from the information set forth under the heading "Proposal 1--Election of Directors--Directors and Executive Officers" and "--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 18, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 18, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the information set forth under the heading "Principal Stockholders" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 18, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference from the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 18, 2001.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

3.1      Articles of Amendment and Restatement of the Company (Filed as Exhibit
         3.1 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

3.2 Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

4 Form of common stock certificate (Filed as Exhibit 4 to Amendment No. 1 to Company's Registration Statement on Form SB-2 (File No. 333-90987) as

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

         filed with the Securities and Exchange Commission on January 18, 2000 and hereby incorporated by reference

10.1 eChapman.com, Inc. 1999 Omnibus Stock Plan (Filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference)

10.2 Service Mark License Agreement between the Company and Nathan A. Chapman, Jr. dated November 12, 1999 (Filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference.)

10.3 Agreement and Plan of Merger by and among the Company, CHI Merger Subsidiary, Inc. and Chapman Holdings, Inc. dated November 15, 1999 (Filed as Exhibit 10.3 to Amendment No. 1 to Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on January 18, 2000 and hereby incorporated by reference)

10.4 Agreement and Plan of Merger by and among the Company, CCMHI Merger Subsidiary, Inc. and Chapman Capital Management, Inc. dated November 15, 1999 (Filed as Exhibit 10.4 to Amendment No. 1 to Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on January 18, 2000 and hereby incorporated by reference)

10.5 Agreement and Plan of Merger by and among the Company, CIH Merger Subsidiary, Inc. and Chapman Insurance Holdings, Inc. dated November 15, 1999 (Filed as Exhibit 10.5 to Amendment No. 1 to Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on January 18, 2000 and hereby incorporated by reference)

10.6 Support Agreement between the Company and Nathan A. Chapman, Jr. dated November 12, 1999 (Chapman Holdings, Inc.) (Filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference.)

10.7 Support Agreement between the Company and Nathan A. Chapman, Jr. dated November 12, 1999 (Chapman Capital Management Holdings, Inc.) (Filed as
         Exhibit 10.7 to the Amendment No. 1 to Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

         and Exchange Commission on January 18, 2000 and hereby incorporated by reference)

10.8 Support Agreement between the Company and Nathan A. Chapman, Jr. dated November 12, 1999 (Chapman Insurance Holdings, Inc.) (Filed as Exhibit
         10.8 to the Amendment No. 1 to Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on January 18, 2000 and hereby incorporated by reference)

10.9 Fully Disclosed Clearing Agreement between the Pershing Division, Donaldson, Lufkin & Jenrette Securities Corporation and The Chapman Co. dated March 16, 1999 (Filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Commission on November 15, 1999 and hereby incorporated by reference.)

10.10 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of The Chapman U.S. Treasury Money Fund and The Chapman Institutional Cash Management Fund dated April 30, 1997 (Filed as
         Exhibit 5(A) to Post-Effective Amendment No. 13 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on August 7, 1997 and hereby incorporated by reference)

10.11 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Equity Fund dated October 28, 1997 (Filed as
         Exhibit 5(B) to Post-Effective Amendment No. 15 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File No. 33-25716;811-5697) as filed with the Securities and Exchange Commission on March 2, 1998 and hereby incorporated by reference)

10.12 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Index Fund dated October 28, 1997 (Filed as
         Exhibit 5(C) to Post-Effective Amendment No. 16 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on May 29, 1998 and hereby incorporated by reference.)

10.13 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Fixed Income Fund dated February 11, 1998 (Filed as Exhibit 5(D) to Post-Effective Amendment No. 17 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on June 12, 1998 and hereby incorporated by reference.)

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.14 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Multi-Manager Equity Fund dated February 11, 1998 (Filed as Exhibit 5(E) to Post-Effective Amendment No. 18 to The Chapman Fund, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on September 30, 1998 and hereby incorporated by reference.)

10.15 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Multi-Manager Bond Fund dated February 11, 1998 (Filed as Exhibit 5(F) to Post-Effective Amendment No. 21 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on July 15, 1999 and hereby incorporated by reference.)

10.16 Equipment Lease Agreement between The Chapman Co. and Chapman Limited Partnership dated October 1, 1993 (Filed as Exhibit 10.7 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.17 Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr. dated December 24, 1997 (Filed as Exhibit 10.8 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.18 Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr. dated December 24, 1997 (Filed as Exhibit 10.9 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 33343487) as filed with the Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.19 License Agreement between The Chapman Co. and Nathan A. Chapman, Jr. dated December 26, 1997 (Filed as Exhibit 10.10 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File 333-43487) as filed with the Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.20 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds, Inc. on behalf of The Chapman U.S. Treasury Money Fund and The Chapman Institutional Cash Management Fund dated April 30, 1997 (Filed as Exhibit 5(A) to Post-Effective Amendment No. 13 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (file Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on August 7, 1997 and hereby

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

         incorporated by reference)

10.21 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds, Inc. on behalf of the DEM Equity Fund dated October 28, 1997 (Filed as Exhibit 5(B) to Post-Effective Amendment No. 15 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File No. 33-25716;811-5697) as filed with the Securities and Exchange Commission on March 2, 1998 and hereby incorporated by reference)

10.22 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds, Inc. on behalf of the DEM Index Fund dated October 28, 1997 (Filed as Exhibit 4(C) to Post-Effective Amendment No. 16 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on May 29, 1998 and hereby incorporated by reference.)

10.23 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds, Inc. on behalf of the DEM Fixed Income Fund dated February 11, 1998 (Filed as Exhibit 4(D) to Post-Effective Amendment No. 17 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on June 12, 1998 and hereby incorporated by reference.)

10.24 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and The Chapman Funds, Inc. on behalf of the DEM Multi-Manager Equity Fund dated October 23, 1999 (Filed as Exhibit 4(E) to Post-Effective Amendment No. 18 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on September 30, 1998 and hereby incorporated by reference.)

10.25 Advisory and Administrative Services Agreement between Chapman Capital Management, Inc. and the Chapman Funds, Inc. on behalf of the DEM Multi-Manager Bond Fund dated October 23, 1998 (Filed as Exhibit 4(F) to Post-Effective Amendment No. 21 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange Commission on July 15, 1999 and hereby incorporated by reference.)

10.26    Advisory Agreement for Separate Account dated June 1, 1995 (Filed as
         Exhibit 10.5 to Amendment No. 2 to Chapman Capital Management Holdings, Inc.'s Registration Statement on From SB-2 (File No. 333-51883)

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

         as filed with the Securities and Exchange Commission on June 22, 1998 and hereby incorporated by reference)

10.27 Agreement & Declaration of Trust between Chapman Capital Management, Inc. and Bankers Trust Company dated November 1, 1996 (Filed as Exhibit
         10.6 to Chapman Capital Management Holding's Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on May 5, 1998 and hereby incorporated by reference)

10.28 Agreement between Bankers Trust Company and Chapman Capital Management, Inc. dated November 1, 1996 (Filed as Exhibit 10.7 to Chapman Capital Management Holding's Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on May 5, 1998 and hereby incorporated by reference)

10.29 Agreement between Bankers Trust Company and Chapman Capital Management and Tremont Partners, Inc. and Stamberg Prestia, Ltd. dated November 1, 1996 (Filed as Exhibit 10.8 to Chapman Capital Management Holding's Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on May 5, 1998 and hereby incorporated by reference)

10.30 Service Mark License Agreement between Chapman Capital Management Holdings, Inc., Chapman Capital Management, Inc. and Nathan A. Chapman, Jr. dated as of June 9, 1998 Filed as Exhibit 10.10 to Amendment No. 2 to Chapman Capital Management Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 333-51883) as filed with the Securities and Exchange Commission on June 22, 1998 and hereby incorporated by reference)

10.31 $242,000 Promissory Note to Chapman Capital Management Holdings, Inc. from Nathan A. Chapman, Jr. dated as of July 29, 1999 (Filed as Exhibit
         10.2 to Chapman Capital Management Holdings, Inc.'s Quarterly Report on Form 10Q-SB (File No. 0-24213) as filed with the Securities and Exchange Commission on August 20, 1999 and hereby incorporated by reference)

10.32 Lock-up Agreement between Nathan A. Chapman, Jr. and The Chapman Co. dated March 14, 2000 (Filed as Exhibit 10.41 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

10.33 $32,836.53 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr. dated December 31, 1999 (Filed as Exhibit 10.42 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-4

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

         (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

10.34 Amended and Restated Expense Limitation Agreement by and among The Chapman Funds, Inc., on behalf of The Chapman U.S. Treasury Money Fund, DEM Equity Fund, DEM Index Fund, DEM Multi-Manager Equity Fund and DEM Multi-Manager Bond Fund, and Chapman Capital Management, Inc. dated March 17, 2000 (Filed as Exhibit 10.43 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

10.35 Amendment No. 1 dated November 9, 2000 to Amended and Restated Expense Limitation Agreement dated March 17, 2000 between Chapman Capital Management, Inc. and The Chapman Funds, Inc. (Filed as Exhibit 4J to Post-Effective Amendment 25 to the Registration Statement of The Chapman Funds, Inc. on Form N-1A (File Nos.: 33-25716; 811-5697) as filed with the Securities and Exchange Commission on December 31, 1999 and hereby incorporated by reference)

10.36 $1,149,639 Promissory Note to eChapman.com. from Nathan A. Chapman, Jr. dated February 22, 2001 (Filed herewith)

13.1 Certain information from Registrant's Annual Report to stockholders for the year ended December 31, 2000 which is incorporated by reference into this Form 10-KSB (Filed herewith)

21 Subsidiaries of the Company (Filed as Exhibit 21 to Amendment No. to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange commission on January 18, 2000 and hereby incorporated by reference.)

23.1     Consent of Arthur Andersen LLP (Filed herewith)

24.1     Power of Attorney (Filed herewith)

(b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the Fourth Quarter of 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            eCHAPMAN.COM, INC.

Dated: March 29, 2001                       By: /S/ NATHAN A. CHAPMAN, JR.
                                                --------------------------
                                                Nathan A. Chapman, Jr.
                                                PRESIDENT

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES                                         TITLE & CAPACITY                   DATE
----------                                         ----------------                   ----

                                                   President and Director
/S/ NATHAN A. CHAPMAN, JR.                         (Principal Executive Officer)      March 29, 2001
--------------------------
Nathan A. Chapman, Jr.
                                                   Chief Financial Officer
/S/ DEMETRIS B. BROWN                              (Principal Financial and           March 29, 2001
---------------------                              Accounting Officer)
Demetris B. Brown

The Entire Board of Directors

         Nathan A. Chapman, Jr.                    Raymond Haysbert
         Earl U. Bravo, Sr.                        Mark Jefferson
         Donald V. Watkins                         Adolph D. Washington
         Lottie H. Shackelford                     Theron Stokes


By: /S/ NATHAN A. CHAPMAN, JR.                                                        March 29, 2001
    --------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION                                      PAGE NO.
-----------                                   -----------                                      --------

   10.45         $1,149,639 Promissory Note to eChapman.com. from Nathan A. Chapman,
                 Jr. dated as of February 22, 2001 (Filed herewith)

   13.1          Certain information from Registrant's Annual Report to stockholders for the year ended December 31, 1998 which is incorporated by reference into this Form 10-KSB

   23.1          Consent of Arthur Andersen LLP

    24           Power of Attorney

