Form 10QSB
period 2001-03-31
ECHAPMAN COM INC
filed 2001-05-15
CIK 1096114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

| |           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

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

       ------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

              Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes |X|     No |_|

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

                             Yes |X|     No |_|

As of April 26, 2001, 12,578,634 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes |_|    No |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

              eChapman.com is designed to bring together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc. by implementing targeted strategic partnerships and distribution opportunities within our traditional core businesses, along with the added value of opportunities generated by on-line distribution of Financial Services and information. As such, the unaudited consolidated and combined statements of operations reflect the results of operations for eChapman.com and subsidiaries for the periods January 1, 2001 to March 31, 2001 and for each of the constituent companies under common control for the period January 1, 2000 to March 31, 2000.

              The consolidated financial statements for the three month period ended March 31, 2001 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman.com as of such date. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001 or any future periods.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001, AND DECEMBER 31, 2000



                                                             MARCH 31,       DECEMBER 31,
                                                                2001             2000
                                                          ------------      ------------
                                                           (UNAUDITED)
ASSETS:

   Cash and cash equivalents                              $    819,000      $  2,554,000

   Cash deposits with clearing organization                  1,918,000         1,372,000

   Investments, available for sale                             346,000           358,000

   Receivables from brokers and dealers                        209,000           317,000

   Management fees receivable                                  470,000           489,000

   Advances to officer/employee                              1,210,000         1,150,000

   Property, net                                                77,000            93,000

   Prepaids and other assets                                   821,000           892,000

   Intangible assets                                        23,519,000        23,867,000
                                                          ------------      ------------
Total assets                                              $ 29,389,000      $ 31,092,000
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts payable and accrued expenses                  $  1,138,000      $  1,417,000

   Clearing organization payable, net                          813,000           717,000

   Other liabilities                                           150,000           150,000
                                                          ------------      ------------

Total liabilities                                            2,101,000         2,284,000
                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.001 par value, 50,000,000 shares
   authorized, 14,458,311 and 12,578,634 shares
   issued and outstanding, respectively                         13,000            13,000

   Additional paid-in capital                               37,107,000        37,774,000

   Accumulated deficit                                      (8,836,000)       (7,220,000)

   Cumulative realized loss on trading of proprietary
   stock of Company held by subsidiary                        (338,000)         (307,000)

   Proprietary stock of Company held by subsidiary,
   at cost                                                    (566,000)         (884,000)

   Accumulated comprehensive income adjustment                 (92,000)         (568,000)
                                                          ------------      ------------

Total stockholders' equity                                  27,288,000        28,808,000
                                                          ------------      ------------

Total liabilities and stockholders' equity                $ 29,389,000      $ 31,092,000
                                                          ============      ============


 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                           THREE MONTHS ENDED MARCH 31
                                                              2001              2000
                                                         ------------      ------------
                                                                   (UNAUDITED)
REVENUE:

   Commissions                                           $    908,000      $    949,000

   Underwriting and management fees                            44,000           212,000

   Investment management fees                               1,073,000         1,337,000

   Interest, dividends and other income                       117,000            98,000

   (Loss) gain on trading                                      (7,000)           53,000

   Loss on investments, net                                  (769,000)            --
                                                         ------------      ------------
Total revenue                                               1,366,000         2,649,000

INTEREST EXPENSE                                               27,000            30,000
                                                         ------------      ------------

Net revenue                                                 1,339,000         2,619,000
                                                         ------------      ------------
EXPENSE:

   Compensation and benefits                                1,087,000         1,316,000

   Floor brokerage and clearing fees                          205,000           181,000

   Management fees                                            355,000           418,000

   Travel and business development                             73,000            92,000

   Professional fees                                          261,000           176,000

   Advertising, promotion and publicity                        40,000           242,000

   Depreciation and amortization expense                      402,000            56,000

   Other operating expense                                    532,000           662,000
                                                         ------------      ------------

Total expense                                               2,955,000         3,143,000
                                                         ------------      ------------
Loss before minority interest and income tax benefit       (1,616,000)         (524,000)

MINORITY INTEREST                                                --             183,000
                                                         ------------      ------------
Loss before income tax benefit                             (1,616,000)         (341,000)

INCOME TAX BENEFIT                                               --                --
                                                         ------------      ------------
Net loss                                                 $ (1,616,000)     $   (341,000)
                                                         ============      ============
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:

Net loss                                                 $       (.13)     $       (.03)
                                                         ============      ============

Weighted average shares outstanding                        12,594,000        13,195,000
                                                         ============      ============

 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001



                                                                               CUMULATIVE
                                                                                REALIZED
                                                                                LOSS ON
                                                                                TRADING
                                                                              PROPRIETARY  PROPRIETARY
                                                                               STOCK OF      STOCK OF    ACCUMULATED
                                      ADDITIONAL                              COMPANY BY     COMPANY    COMPREHENSIVE    TOTAL
                             COMMON    PAID-IN   COMPREHENSIVE  ACCUMULATED   SUBSIDIARY     HELD BY       INCOME     STOCKHOLDERS'
                             STOCK     CAPITAL       INCOME       DEFICIT     OF COMPANY   SUBSIDIARY     ADJUSTMENT     EQUITY
                            -------  ----------- -------------  -----------   ----------   -----------  ------------- ------------
BALANCE,
DECEMBER 31, 2000           $13,000  $37,774,000 $      --      $(7,220,000)   $(307,000)  $  (884,000)   $(568,000)  $ 28,808,000

   Net loss                    --           --    (1,616,000)    (1,616,000)        --          --           --         (1,616,000)

   Accumulated
   comprehensive income
   adjustment                  --           --       476,000            --          --          --          476,000        476,000
                                                 -----------
   Comprehensive income        --           --   $(1,140,000)           --          --          --           --              --
                                                 ===========
   Realized loss on
   trading of proprietary
   stock of Company help
   by subsidiary               --           --          --              --       (31,000)        --           --           (31,000)

   Proprietary trading
   stock of Company held
   by subsidiary, at cost      --           --          --              --          --         318,000      --             318,000

   Retirement of
   proprietary stock           --       (667,000)       --              --          --          --           --           (667,000)
                            -------  ----------- -------------  -----------    ---------    ----------     ---------   -----------
BALANCE, MARCH 31, 2001
(UNAUDITED)                 $13,000  $37,107,000        --      $(8,836,000)   $(338,000)    $(566,000)    $ (92,000)  $27,288,000
                            =======  =========== ============   ===========    =========    ==========     =========   ===========


 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)




                                                            THREE MONTHS ENDED MARCH 31,
                                                              2001              2000
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                               $(1,616,000)     $  (341,000)

   Adjustments to reconcile net loss to net cash from operating activities:

     Depreciation and amortization                            402,000           56,000

     Minority interest                                             --         (183,000)

     Unrealized gain on securities owned                           --          (33,000)

     Effect from changes in assets and liabilities--

       Receivables from brokers and dealers                   108,000           30,000

       Management fee receivable                               19,000          (76,000)

       Prepaids and other assets                               33,000          249,000

       Accounts payable and accrued expenses                 (279,000)        (100,000)

       Clearing organization payable, net                     414,000          167,000

       Other liabilities                                           --          (72,000)
                                                          -----------      -----------
Net cash from operating activities                           (919,000)        (303,000)
                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Advances to officer                                        (60,000)         (30,000)

   Net proceeds from sale of investments                      457,000             --
                                                          -----------      -----------
Net cash from investing activities                            397,000          (30,000)
                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment on the retirement of treasury stock               (667,000)            --

   Net proceeds from sale of treasury stock                      --             14,000
                                                          -----------      -----------
Net cash from financing activities                           (667,000)          14,000
                                                          -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,189,000)        (319,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              3,926,000        6,389,000
                                                          -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,737,000      $ 6,070,000
                                                          ===========      ===========

 The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
MARCH 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

eChapman.com (eChapman) was formed on May 14, 1999, and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Incorporated, by implementing targeted strategic partnerships and distribution opportunities within our traditional core businesses, along with the added value of opportunities generated by on-line distribution of Financial Services and information.

Effective June 20, 2000, Chapman Holdings, Inc., Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. merged into separate wholly owned subsidiaries of eChapman (collectively, the Company). Also, effective on June 20, 2000, eChapman completed its initial public offering (IPO) of 1,260,000 shares of common stock at $13 per share. eChapman received net proceeds of approximately $12,060,000.

The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management Holdings, Inc. (CCMHI), and Chapman Insurance Holdings, Inc. (CIH), Inc. into wholly owned subsidiaries of eChapman was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the IPO. The step-up in basis generated approximately $24.3 million in goodwill. Because the merger of CHI, CCMHI, CIH and eChapman is a merger of entities under common control, the merger was accounted for similar to a pooling of interest and thus all activity of eChapman prior to the merger has been restated to consolidate the entities under common control and to show a minority interest for the portion of these entities not under common control. All significant intercompany accounts and transactions have been eliminated in consolidation.

eChapman did not have any operations, except for organizational matters, up until June 30, 1999. The operations of eChapman from July 1, 1999, to June 20, 2000, consisted mainly of costs incurred for salary and benefit expenses and professional fees related to organizing eChapman and designing and developing its web site. Until June 30, 2000, eChapman was in the preliminary stages of designing and developing its website. Those costs included conceptual formulation, evaluation, technology requirements and vendor software and consultant selection. Those costs have been expensed as incurred in accordance with SOP 98-1. During third quarter 2000, eChapman entered the development application stage and during the fourth quarter 2000, entered the operational state. All costs incurred during each stage were properly evaluated and expensed or capitalized in accordance with SOP-98-1.

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS

The consolidated and combined financial statements for the three months ended March 31, 2001 and 2000, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the financial statements and notes thereto, included in the Company's 10K-SB for the year ended December 31, 2000. The results of operations presented in the accompanying consolidated and combined financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

TREASURY STOCK

The Chapman Co. is also the market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of March 31, 2001 and December 31, 2000, the Chapman Co. held approximately 262,000 and 217,000 shares of the eChapman's stock in inventory, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2000 presentation to conform to the March 31, 2001 presentation.

SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the three months ended March 31, 2001 and 2000, are strategic business units that offer different services.

                                          THREE MONTHS ENDED MARCH 31, 2001
                         -----------------------------------------------------------------
                         SECURITIES
                         BROKERAGE
                            AND       INVESTMENT
                        INVESTMENT   ADVISORY AND    INTERNAL      AMOUNT NOT
                         BANKING      MANAGEMENT      PORTAL       ALLOCATED         TOTAL
                         SERVICES     SERVICES       OPERATION     TO SEGMENTS    CONSOLIDATED
                         ---------   ------------   -----------   -------------   ------------
Revenue from
external customers       $ 943,000    $1,073,000    $       --     $     9,000        $2,025,000

Interest revenue            98,000        19,000            --              --           117,000

Loss on trading             (7,000)         --              --              --            (7,000)
Loss on investmetns net       --            --              --        (769,000)         (769,000)
                         ----------   -----------   -----------    -----------        ----------
Total                    $1,034,000   $1,092,000    $       --     $  (760,000)       $1,366,000
                         ==========   ===========   ===========    ===========        ==========

Interest expense         $   27,000   $     --      $       --     $       --        $    27,000

Depreciation and
amortization                 24,000       39,000         34,000        305,000           402,000

Segment gain (loss)          76,000      (61,000)    (1,332,000)      (299,000)       (1,616,000)

Segment assets            4,549,000    1,005,000        711,000     23,124,000        29,389,000


                                          THREE MONTHS ENDED MARCH 31, 2000
                         ----------------------------------------------------------------
                         SECURITIES
                         BROKERAGE
                             AND       INVESTMENT
                         INVESTMENT   ADVISORY AND     INTERNET     AMOUNT NOT
                           BANKING     MANAGEMENT       PORTAL      ALLOCATED         TOTAL
                          SERVICES     SERVICES        OPERATION    TO SEGMENTS      COMBINED
                         ---------    ------------    ----------    -----------     ----------
Revenue from
external customers       $1,147,000   $1,337,000      $       --    $   14,000       $ 2,498,000

Interest revenue             62,000       36,000              --           --             98,000

Gain on trading              53,000         --                --           --             53,000
                         ----------   ----------      ----------    ----------       -----------
Total                    $1,262,000   $1,373,000      $       --    $   14,000       $ 2,649,000
                         ==========   ==========      ==========    ==========       ===========
Interest expense         $   30,000   $     --        $       --       $   --        $    30,000

Depreciation and
amortization                 17,000       39,000              --           --             56,000

Segment (loss) gain        (545,000)      51,000         (32,000)        2,000          (524,000)

Segment assets            4,745,000    3,877,000       2,097,000           --         10,719,000


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

The following discussion and analysis should be read in conjunction with eChapman.com's consolidated financial statements and related notes included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such result or trend will necessarily continue in the future.

Our future operating results are also dependant upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons, changes in the level of advertising expenses in response to market conditions, variations in the level of compensation expense due to among other things, changes in the employee count and mix, and competitive factors; expenses and capital costs, such as technology assets, depreciation, amortization and research and development, incurred to maintain and enhance our operating services infrastructure including Internet capabilities.

Our business is also subject to substantial governmental regulation and changes in the legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations, and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general.

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

The eChapman.com network is an interactive on-line community offering both financial services and a variety of lifestyle, news, education and cultural content. Chapman Online, Inc., an integral component of the eChapman.com interactive on-line community, is the online brokerage unit of eChapman.com. Chapman Online offers online stock and options trading. Chapman Online also provides online customer service, including instant messaging with the service center for instant communication with clients. Chapman Online is separately licensed as a broker dealer with the SEC and in 49 states, with one registration pending, and with the NASD.

The Chapman Company is a full service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and market making and trading. Chapman Capital Management is a registered investment advisor that acts as financial advisor to separate accounts, a group trust and a family of mutual funds. The Chapman Insurance Agency sells annuity products on an agency basis.

RESULTS OF OPERATIONS
eCHAPMAN.COM

PRO-FORMA FINANCIAL DATA

We have not provided an analysis of the actual consolidated financial condition or results of operations for the period ended March 31, 2001 and 2000. For this we refer you to the consolidated financial statements of eChapman.com and the predecessor companies including the related notes, included elsewhere in this document.

The analysis of the unaudited pro forma consolidated statements are provided for informational purposes only and do not purport to present the actual results of operations of eChapman.com.





                        eCHAPMAN.COM, INC. AND SUBSIDIARIES
                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                       QUARTERS ENDED MARCH 31,
                                                    -------------------------------------------------------------------
                                                                2001                             2000
                                                    -------------------------------------------------------------------
                                                                        PERCENTAGE                       PERCENTAGE
                                                                         OF NET                            OF NET
                                                         AMOUNT          REVENUE         AMOUNT            REVENUE
                                                     ------------       ----------    -------------       ---------
REVENUE:
    Commissions                                      $    908,000          67.8%       $    949,000          36.2%
    Underwriting and management fees                       44,000           3.3%            212,000           8.1%
    Investment management fees                          1,073,000          80.1%          1,337,000          51.1%
    Interest, dividends and other income                  117,000           8.7%             98,000           3.7%
    (Loss) Gains on trading                                (7,000)          (.5)%            53,000           2.0%
    Loss on investments, net                             (769,000)        (57.4)%                --            --
                                                     ------------       ----------    -------------       ---------
       Total revenue                                    1,366,000         102.0%          2,649,000         101.1%

    Interest expense                                       27,000           2.0%             30,000           1.1%
                                                     ------------       ----------    -------------       ---------
       Net revenue                                      1,339,000         100.0%          2,619,000         100.0%
                                                     ------------       ----------    -------------       ---------

EXPENSE:
    Compensation and benefits                           1,087,000          81.2%          1,316,000           50.2%
    Floor brokerage and clearing fees                     205,000          15.3%            181,000            6.9%
    Management fees                                       355,000          26.5%            418,000           16.0%
    Depreciation and amortization expense                 402,000          30.0%            362,000           13.8%
    Other expenses                                        906,000          67.7%          1,172,000           44.8%
                                                     ------------       ----------    -------------       ---------
       Total expenses                                   2,955,000         220.7%          3,449,000          131.7%
                                                     ------------       ----------    -------------       ---------
LOSS FROM OPERATIONS                                   (1,616,000)       (120.7)%          (830,000)         (31.7)%
                                                     ------------       ----------    -------------       ---------
    Loss before income
    Tax benefit                                        (1,616,000)       (120.7)%          (830,000)         (31.7)%

    Income tax benefit                                         --              --                --             --
                                                     ------------       ----------    -------------       ---------
       Net Loss                                       $(1,616,000)       (120.7)%      $   (830,000)         (31.7)%
                                                     =============      ==========    =============       =========


PRO FORMA RESULTS OF OPERATIONS

            Total net revenue decreased $1,280,000 or 48.9%, to $1,339,000 for the three months ended March 31, 2001 from $2,619,000 for the prior comparable period.

         Commission revenue decreased by $41,000, or 4.3%, to $908,000 for the three months ended March 31, 2001 from $949,000 for the prior comparable period. The decrease was primarily due to a decline in revenues on the sale of institutional securities that decreased $178,000, or 37.6%, to $297,000 for the three months ended March 31, 2001 from $475,000 for the prior comparable period. The decline in institutional revenue was due to continued uncertainty within the market place that began during year 2000 and has extended through the current reporting period. Retail brokerage commission revenue decreased $146,000, or 50.9%, to $141,000 for the three months ended March 31, 2001 from $287,000 for the prior comparable period. This decline was also due to the market conditions previously discussed. These decreases were partially offset by an increase in municipal participation and commission revenue from international brokerage activity. Commission revenue from municipal participation increased $164,000, or 212.1%, to $242,000 for the three months ended March 31, 2001 from $77,000 for the prior comparable period. eChapman.com participated in 12 municipal deals during the three month period ended March 31, 2001 compared to eight municipal deals in the prior comparable period. Commission revenue from international brokerage increased $95,000, or 100.0%, to $95,000 for the three months ended March 31, 2001 from $0 for the prior comparable period, as there was no international brokerage activity for the prior comparable period.

         Underwriting and management fee revenue decreased by $168,000, or 79.2%, to $44,000 for the three months ended March 31, 2001 from $212,000 for the prior comparable period. The decrease in underwriting and management fee revenue was primarily due to a decline in syndicate commission revenue that decreased $143,000, or 100.0%, to $0 for the three months ended March 31, 2001 from $143,000 for the prior comparable period. This decrease was due to the continued market uncertainty. As a result, eChapman.com's assignments reflect the market conditions.

         Investment management fee revenue decreased $264,000, or 19.8%, to $1,073,000 for the three months ended March 31, 2001 from $1,337,000 for the prior comparable period. The decrease was primarily due to a net decrease of $261 million in assets under management to $577 million as of March 31, 2001, from $838 million as of March 31, 2000. Market volatility during the second half of calendar year 2000 was the catalyst for the reduction in assets under management and the relative reduction in investment management fee revenue. This volatility continued for the three month period ended March 31, 2001.

         Interest, dividend and other revenue increased by $52,000, or 53.1%, to $150,000 for the three months ended March 31, 2001 from $98,000 for the prior comparable period. This increase was due to an increase in interest and other income on firm accounts.

          The loss on trading increased by $60,000, or 113.2%, to $7,000 for the three months ended March 31, 2001, from a gain on trading of $53,000 for the prior comparable period. eChapman.com's loss on trading is attributable to a change in activity and market value of its market making securities.

          The loss on investments, net decreased by $769,000 or 100% to a loss of $769,000 for the three months ended March 31, 2001 from $0 for the prior comparable period. This loss reflects the one time writedown to market value and liquidation of a parent company investment.

          Interest expense decreased by $3,000, or 10.0% to $27,000 for the three months ended March 31, 2001, from $30,000 for the prior comparable period.

         Total expenses decreased by $494,000, or 14.3%, to $2,955,000 for the three months ended March 31, 2001 from $3,449,000 for the prior comparable period.

           Compensation and benefits decreased by $229,000, or 17.4%, to $1,087,000 for the three months ended March 31, 2001 from $1,316,000 for the prior comparable period. As a percentage of net revenue, these expenses were 81.2% and 50.2%, respectively, for the three months ended March 31, 2001 and the prior comparable period. Excluding the parent companies loss of Investment net, compensation and benefits was 51.6% as a percentage of net revenue. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue. The decrease is consistent with the Industry volatility reflecting lower commission revenue and related reduction in brokerage commission paid.

           Floor brokerage and clearing fees increased by $24,000, or 13.3%, to $205,000 for the three months ended March 31, 2001 from $181,000 for the prior comparable period. The increase is due to execution charges associated with brokerage activities.

          Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, the DEM-MET Trust, decreased by $63,000, or 15.1%, to $355,000 for the three months ended March 31, 2001 from $418,000 for the prior comparable period.

The decrease in management fee expense largely reflects the decrease in assets under management noted above in the investment management fee revenue analysis.

           Depreciation and amortization expenses increased by $40,000, or 11.0% to $402,000 for the three months ended March 31, 2001 from $362,000 for the prior comparable period. The increase was due to depreciation for capitalized website development costs which began during the last quarter of calendar year 2000.

           Other expenses decreased by $266,000, or 22.7%, to $906,000 for the three months ended March 31, 2001 from $1,172,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, printing expense, travel expense, conference and seminar costs. The decrease in these costs is the result of a change in business strategy from an expansion and growth to operating performance and profitability.

           The loss from operations increased by $786,000, or 194.7%, to $1,616,000 for the three months ended March 31, 2001 from $830,000 for the prior comparable period. Before the Loss on Investments, net and depreciation and amortization the Loss from Operations decreased $23,000 or 4.9% to $445,000 for the three months ended march 31, 2001 from $468,000 for the prior comparable period.

         The net loss, was $1,616,000 for the three months ended March 31, 2001 and $830,000 for the prior comparable period as discussed above.

ITEM 3 --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the quarter ended March 31, 2001, there were no material changes to the information provided in the 2000 Form 10K Annual Report.

PART 2 - OTHER INFORMATION

CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 30, 2000, eChapman.com's Registration Statement on Form SB-2 (File No. 333-90987) was declared effective by the Securities and Exchange Commission. The Registration Statement was filed to register shares of its common stock, par value $0.001 per share, for sale to the public (the "Offering"). The Offering closed on June 20, 2000.

         Set forth below is a reasonable estimate of the application of offering proceeds:

                         PURPOSE                                                                         AMOUNT
                         -------                                                                      -----------

Complete the design and development of the eChapman.com web site                                      $   725,000

Promote the eChapman.com brand and continue to promote the DEM and DEM Multi-Manager
strategies                                                                                                850,000

Provide capital to Chapman On-Line for on-line trading                                                    300,000

Provide capital to The Chapman Co. in connection with trading for its own account and for use in
underwriting activities                                                                                 1,000,000

Pay consideration to stockholders in Chapman Insurance Holdings merger                                    120,000

Fund working capital and for general corporate purposes                                                 2,729,000*

Retirement of proprietary stock                                                                         6,149,000*
                                                                                                      -----------

Total                                                                                                 $11,873,000
                                                                                                      ===========

* Represents a material change in the use of proceeds described in the prospectus.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, eChapman.com had cash and cash equivalents of $819,000 and a $1,918,000 cash deposit held by its clearing agent related to its investment in proprietary stock. eChapman.com also had a $1,105,000 margin loan payable to its clearing agent related to its investment in proprietary stock.

         With the exception of goodwill and other intangible assets which amount to $23,519,000 as of March 31, 2001, our assets are reasonable liquid, with a majority consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending on the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of March 31, 2001 were $29,389,000.

         The Chapman Co. and Chapman On-Line are subject to the net capital rules of the SEC. As such, The Chapman Co. and Chapman On-Line are subject to certain restrictions on the use of capital and their related liquidity.

         As of March 31, 2001, eChapman had outstanding advances to its majority stockholder in the amount of $1,187,000 including accrued interest.

         eChapman.com's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of the business. These reviews take into account business needs as well as regulatory capital requirements. eChapman.com anticipates that its cash and other liquid assets on hand as of March 31, 2001 will be sufficient to fund it's operations. This capital should be adequate for eChapman.com to meet its capital requirements and to conduct its brokerage and underwriting activity. To the extent that eChapman.com's liquid resources and cash provided by operations are not adequate to meet its capital requirements, eChapman.com may need to raise additional capital through loans or equity, and may be unable to participate in some brokerage or underwriting opportunities. There can be no assurance that eChapman.com will be able to borrow funds or raise additional equity.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eCHAPMAN.COM, INC.

                                       By:    /s/ NATHAN A. CHAPMAN, JR.
                                              ----------------------------------
                                              Nathan A. Chapman, Jr.
                                              President, Chairman of the Board
                                              and Director

                                       Date:  May 15, 2001

                                              /s/ DEMETRIS B. BROWN
                                              ----------------------------------
                                              Demetris B. Brown
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                       Date:  May 15, 2001