Form 10QSB
period 2001-06-30
ECHAPMAN COM INC
filed 2001-08-14
CIK 1096114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                             Yes |X|     No |_|

As of June 30, 2001, 12,578,634 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes |_|    No |X|

                                    PART I

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

eChapman.com (eChapman) is a strategically integrated financial service organization designed to provide innovative financial service offerings and asset management solutions, while advancing opportunities for strategic distribution partnerships. eChapman brings together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc., along with Chapman Network, Inc., which provides opportunities for on-line distribution of financial services and information. As such, the unaudited consolidated statements of operations reflect the results of operations for eChapman and subsidiaries for the periods January 1, 2001 to June 30, 2001 and for each of the constituent companies under common control for the period January 1, 2000 to June 30, 2000.

The consolidated financial statements for the six month period ended June 30, 2001 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman as of such date. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001 or any future periods.

 ECHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001, AND DECEMBER 31, 2000

                                                                JUNE 30,           DECEMBER 31,
                                                                  2001                2000
                                                            ------------        ---------------
                                                              (UNAUDITED)
  Assets:
     Cash and cash equivalents                              $    534,000        $  2,554,000
     Cash deposits with clearing organization                  1,852,000           1,372,000
     Investments, available for sale                             239,000             358,000
     Receivables from brokers and dealers                        276,000             317,000
     Management fees receivable                                  478,000             489,000
     Advances to officer/employee                              1,246,000           1,150,000
     Property, net                                                70,000              93,000
     Prepaids and other assets                                   758,000             892,000
     Intangible assets                                        23,172,000          23,867,000
                                                            -------------       -------------
  Total assets                                              $ 28,625,000        $ 31,092,000
                                                            =============       =============
  Liabilities and stockholders' equity:
     Accounts payable and accrued expenses                  $    694,000        $  1,417,000
     Clearing organization payable, net                          797,000             717,000
     Other liabilities                                           150,000             150,000
                                                            -------------       ------------
  Total liabilities                                            1,641,000           2,284,000
                                                            -------------       ------------
  Commitments and contingencies
  Stockholders' equity:
     Common stock, $.001 par value, 50,000,000 shares
     authorized, 14,458,311 issued and 12,578,634
     shares outstanding, respectively                             13,000              13,000
     Additional paid-in capital                               37,774,000          37,774,000
     Accumulated deficit                                      (9,380,000)         (7,220,000)
     Cumulative realized loss on trading of proprietary
     stock of Company held by subsidiary                        (513,000)           (307,000)
     Proprietary stock of Company held by subsidiary,
     at cost                                                    (910,000)           (884,000)
     Accumulated comprehensive income adjustment                      --            (568,000)
                                                            -------------       ------------
  Total stockholders' equity                                  26,984,000          28,808,000
                                                            -------------       ------------
  Total liabilities and stockholders' equity                $ 28,625,000        $ 31,092,000
                                                            =============       =============

 The accompanying notes are an integral part of these consolidated statements.

ECHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                      THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                                      --------------------------       ------------------------
                                                                          2001            2000           2001            2000
                                                                          ----            ----           ----            ----
                                                                              (UNAUDITED)                     (UNAUDITED)
Revenue:
   Commissions                                                      $    941,000    $    556,000    $  1,849,000    $  1,505,000
   Underwriting and management fees                                       94,000         313,000         138,000         525,000
   Investment management fees                                          1,038,000       1,355,000       2,111,000       2,692,000
   Interest, dividends and other income                                   64,000         112,000         181,000         210,000
   Gain (loss) on trading                                                105,000        (447,000)         98,000        (394,000)
   Loss on investment, net                                              (129,000)           --          (898,000)           --
                                                                    -------------   -------------   -------------   -------------
Total revenue                                                          2,113,000       1,889,000       3,479,000       4,538,000
Interest expense                                                          53,000          36,000          80,000          66,000
                                                                    -------------   -------------   -------------   -------------
Net revenue                                                            2,060,000       1,853,000       3,399,000       4,472,000
                                                                    -------------   -------------   -------------   -------------
Expense:
   Compensation and benefits                                             924,000       1,359,000       2,011,000       2,675,000
   Floor brokerage and clearing fees                                     113,000         155,000         318,000         336,000
   Management fees                                                       248,000         414,000         603,000         832,000
   Travel and business development                                        50,000         143,000         123,000         235,000
   Professional fees                                                     152,000         190,000         413,000         366,000
   Advertising, promotion and publicity                                   43,000         126,000          83,000         368,000
   Depreciation and amortization expense                                 398,000          35,000         800,000          91,000
   Other operating expense                                               676,000         822,000       1,208,000       1,484,000
                                                                    -------------   -------------   -------------   -------------
Total expense                                                          2,604,000       3,244,000       5,559,000       6,387,000
                                                                    -------------   -------------   -------------   -------------
Loss before minority interest and income tax benefit                    (544,000)     (1,391,000)     (2,160,000)     (1,915,000)
Minority interest                                                           --           478,000            --           661,000
                                                                    -------------   -------------   -------------   -------------
Loss before income tax benefit                                          (544,000)       (913,000)     (2,160,000)     (1,254,000)
Income tax benefit                                                          --              --              --              --
                                                                    -------------   -------------   -------------   -------------
Net loss                                                            $   (544,000)   $   (913,000)   $ (2,160,000)   $ (1,254,000)
                                                                    =============   =============   =============   =============
Basic and dilutive earnings per share data:
Net loss                                                            $       (.04)   $       (.07)   $       (.17)   $       (.09)
                                                                    =============   =============   =============   =============
Weighted average shares outstanding                                   12,594,000      13,195,000      12,594,000      13,195,000
                                                                    =============   =============   =============   =============


  The accompanying notes are an integral part of these consolidated statements.

ECHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                             CUMULATIVE
                                                                              REALIZED
                                                                              LOSS ON
                                                                              TRADING
                                                                             PROPRIETARY  PROPRIETARY
                                                                              STOCK OF     STOCK OF      ACCUMULATED
                                   ADDITIONAL                                COMPANY BY     COMPANY     COMPREHENSIVE       TOTAL
                        COMMON       PAID-IN    COMPREHENSIVE ACCUMULATED   SUBSIDIARY     HELD BY         INCOME      STOCKHOLDERS'
                        STOCK       CAPITAL        INCOME       DEFICIT      OF COMPANY   SUBSIDIARY     ADJUSTMENT        EQUITY
                        -----       -------        ------       -------      ----------   ----------     ----------        ------
Balance,
December 31, 2000      $ 13,000    $37,774,000  $    --       $ (7,220,000)  $ (307,000)  $ (884,000)    $ (568,000)   $ 28,808,000

 Net loss                  --          --        (2,160,000)    (2,160,000)       --            --            --         (2,160,000)

 Accumulated
 comprehensive income
 adjustment                --          --           568,000         --            --            --          568,000         568,000
                                                ------------

 Comprehensive income      --          --       $(1,592,000)        --            --            --            --              --
                                                ============
 Realized loss on
 trading of proprietary
 stock of Company
 held by subsidiary        --          --            --             --         (206,000)        --            --           (206,000)

 Proprietary
 trading stock of
 Company held by
 subsidiary, at cost      --           --            --             --            --         (26,000)        --             (26,000)
                       ----------- ------------ ------------  ------------  ------------  ------------   ------------   ------------
 Balance,
 June 30, 2001
(unaudited)            $ 13,000    $37,774,000  $    --       $ (9,380,000)  $ (513,000)  $ (910,000)    $   --        $ 26,984,000
                       =========== ===========  ============  =============  ===========  ===========     ===========  =============


  The accompanying notes are an integral part of this consolidated statement.

ECHAPMAN.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                         2001             2000
                                                                         ----             ----
   Cash flows from operating activities:
      Net loss                                                     $ (2,160,000)     $ (1,254,000)
      Adjustments to reconcile net loss to net cash from
      operating activities:
        Depreciation and amortization                                   800,000            91,000
        Minority interest                                                  --            (661,000)
        Effect from changes in assets and liabilities--
          Receivables from brokers and dealers                           41,000           250,000
          Management fee receivable                                      11,000           479,000
          Prepaids and other assets                                      52,000         1,315,000
          Accounts payable and accrued expenses                        (723,000)          591,000
          Clearing organization payable, net                             54,000           112,000
          Other liabilities                                              --              (144,000)
                                                                   -------------     -------------
   Net cash from operating activities                                (1,925,000)          779,000
                                                                   -------------     -------------
   Cash flows from investing activities:
      Advances to officer                                               (96,000)          (35,000)
      Net proceeds from sale of investments                             481,000              --
                                                                   -------------     -------------
   Net cash from investing activities                                   385,000           (35,000)
                                                                   -------------     -------------
   Cash flows from financing activities:
      Proceeds from initial public offering, net                         --            12,257,000
                                                                   -------------     -------------
   Net cash from financing activities                                    --            12,257,000
                                                                   -------------     -------------
   Net (decrease) increase in cash and cash equivalents
                                                                     (1,540,000)       13,001,000
   Cash and cash equivalents, beginning of period                     3,926,000         6,389,000
                                                                   -------------     -------------
   Cash and cash equivalents, end of period                        $  2,386,000      $ 19,390,000
                                                                   =============     =============


  The accompanying notes are an integral part of these consolidated statements.

ECHAPMAN.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001


1.       Summary of significant accounting policies:

BASIS OF PRESENTATION

eChapman.com (eChapman) was formed on May 14, 1999, and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Incorporated by implementing targeted strategic partnerships and distribution opportunities within their traditional core businesses, along with the added value of opportunities generated by on-line distribution of financial services and information. Effective June 20, 2000, Chapman Holdings, Inc., Chapman Capital Management Holdings, Inc. and subsidiary and Chapman Insurance Holdings, Inc. merged into separate wholly owned subsidiaries of eChapman (collectively, the Company). Also, effective on June 20, 2000, eChapman completed its initial public offering
(IPO) of 1,260,000 shares of common stock at $13 per share. eChapman received net proceeds of approximately $12,060,000.

The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management Inc. (CCMHI), and Chapman Insurance Holdings, Inc. (CIH), Inc. into wholly owned subsidiaries of eChapman was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the IPO. The step-up in basis generated approximately $24.3 million in goodwill. Because the merger of CHI, CCMHI, CIH and eChapman is a merger of entities under common control, the merger was accounted for similar to a pooling of interest and thus all activity of eChapman prior to the merger has been restated to consolidate the entities under common control and to show a minority interest for the portion of these entities not under common control. All significant intercompany accounts and transactions have been eliminated in consolidation.


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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs or write-down upon adoption.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June
30, 2001 and 2000, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the financial statements and notes thereto, included in the Company's 10-KSB for the year ended December 31, 2000. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.


TREASURY STOCK

The Chapman Co. is also the market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by The Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of June 30, 2001 and December 31, 2000, The Chapman Co. held approximately 240,000 and 217,000 shares of the eChapman's stock in inventory, respectively.


RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2000, presentation to conform to the June 30, 2001, presentation.


SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the three months and the six months ended June 30, 2001 and 2000, are strategic business units that offer different services.


                                               THREE MONTHS ENDED JUNE 30, 2001
                                          ------------------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND        INVESTMENT
                              INVESTMENT   ADVISORY AND     INTERNAL     AMOUNT NOT
                               BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                               SERVICES      SERVICES      OPERATION    TO SEGMENTS   CONSOLIDATED
                               --------      --------      ---------    -----------   ------------
      Revenue from
      external customers     $  1,032,000  $  1,038,000   $      --     $     3,000   $  2,073,000

      Interest revenue             14,000         1,000          --          49,000         64,000

      Gain on trading             105,000          --            --            --          105,000
      Loss on investing             --          (96,000)         --         (33,000)      (129,000)
                             ------------- -------------  ------------- ------------- -------------
      Total                  $  1,151,000  $    943,000   $      --     $    19,000   $  2,113,000
                             ============= =============  ============= ============= =============

      Interest expense       $     53,000  $       --     $      --     $      --     $     53,000

      Depreciation and
      amortization                 23,000        33,000         37,000       305,000       398,000

      Segment Income (loss)        58,000        59,000       (355,000)     (306,000)     (544,000)




                                               THREE MONTHS ENDED JUNE 30, 2000
                                               --------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND        INVESTMENT
                              INVESTMENT   ADVISORY AND     INTERNET     AMOUNT NOT
                               BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                               SERVICES      SERVICES      OPERATION    TO SEGMENTS     COMBINED
                               --------      --------      ---------    -----------     --------
      Revenue from
      external customers     $    864,000  $  1,355,000   $      --     $     5,000   $  2,224,000

      Interest revenue             54,000        45,000          --          13,000        112,000

      Loss on trading            (447,000)         --            --            --         (447,000)
                             ------------- -------------  ------------- ------------- -------------
      Total                  $    471,000  $  1,400,000   $      --     $    18,000   $  1,889,000
                             ============= =============  ============= ============= =============
      Interest expense       $     36,000  $       --     $      --     $      --     $     36,000

      Depreciation and
      amortization                  4,000       31,000           --            --           35,000

      Segment Income (loss)    (1,355,000)      77,000         (30,000)      (83,000)   (1,391,000)



                                               SIX MONTHS ENDED JUNE 30, 2001
                                               ------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND        INVESTMENT
                              INVESTMENT   ADVISORY AND     INTERNAL     AMOUNT NOT
                               BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                               SERVICES      SERVICES      OPERATION    TO SEGMENTS   CONSOLIDATED
                               --------      --------      ---------    -----------   ------------
      Revenue from
      external customers     $  1,975,000  $  2,111,000   $      --     $     12,000  $  4,098,000

      Interest revenue            112,000        20,000          --           49,000       181,000

      Gain on trading              98,000          --            --            --           98,000
      Loss on investing                --       (96,000)         --         (802,000)     (898,000)
                             ------------- -------------  ------------- ------------- -------------
      Total                  $  2,185,000  $  2,035,000   $      --     $   (741,000) $  3,479,000

      Interest expense       $     80,000  $       --     $      --     $      --     $     80,000

      Depreciation and
      amortization                 47,000        72,000         71,000       610,000       800,000

      Segment income (loss)
                                  134,000        (2,000)    (1,687,000)     (605,000)   (2,160,000)

      Segment assets            2,957,000       769,000        697,000    24,202,000    28,625,000



                                                 SIX MONTHS ENDED JUNE 30, 2000
                                                 ------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND        INVESTMENT
                              INVESTMENT   ADVISORY AND     INTERNET     AMOUNT NOT
                               BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                               SERVICES      SERVICES      OPERATION    TO SEGMENTS     COMBINED
                               --------      --------      ---------    -----------     --------
      Revenue from
      external customers     $  2,011,000  $  2,692,000   $      --     $     19,000  $  4,722,000

      Interest revenue            116,000        81,000          --           13,000       210,000

      Loss on trading            (394,000)         --            --            --         (394,000)
                             ------------- -------------  ------------- ------------- -------------

      Total                  $  1,733,000  $  2,773,000   $      --     $     32,000  $  4,538,000

      Interest expense       $     66,000  $       --     $      --     $      --     $     66,000

      Depreciation and
      amortization                 13,000        78,000          --            --           91,000

      Segment (loss) income
                               (1,900,000)      128,000        (62,000)      (81,000)   (1,915,000)

      Segment assets           13,087,000     2,595,000     13,087,000    18,992,000    47,761,000



2.       Subsequent events:

On July 20, 2001, the Company purchased the assets of NetNoir, Inc., a California corporation, for $400,000, consisting of cash and stock.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Form 10-KSB for the year ended December 31, 2000 and in this and other reports filed by the Company.

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


The following discussion and analysis should be read in conjunction with eChapman's consolidated financial statements and related notes included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such result or trend will necessarily continue in the future.

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

OVERVIEW

eChapman is a strategically integrated financial service organization designed to provide innovative financial service offerings and asset management solutions, while advancing opportunities for strategic distribution partnerships. On November 15, 1999, eChapman entered into separate merger agreements with Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings. The initial public offering of common stock of eChapman occurred on June 15, 2000, and as a result of the mergers, which closed on June 20, 2000, eChapman indirectly controls The Chapman Co., Chapman Capital Management and The Chapman Insurance Agency. eChapman's common stock began trading on the NASDAQ National Market under the symbol ECMN on June 20, 2000, and it commenced consolidated operations on June 20, 2000.

Chapman Network offers media, advertising, and on-line distribution of financial services and a variety of lifestyle, news, education, and cultural content. An asset purchase agreement which was completed subsequent to June 30, 2001, (See Liquidity and Capital Resources) expands the service solutions offered by The Chapman Network. Chapman Online, Inc., an integral component of eChapman's interactive on-line community, is the online brokerage unit of eChapman. Chapman Online offers online stock and options trading. Chapman Online also provides online customer service, including instant messaging with the service center for instant communication with clients. Chapman Online is separately licensed as a broker dealer with the SEC in 49 states, with one registration pending, and with the NASD. The Chapman Company is a full service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and market making and trading. Chapman Capital Management is a registered investment advisor that acts as financial advisor to separate accounts, a group trust and a family of mutual funds. The Chapman Insurance Agency sells annuity products on an agency basis.

RESULTS OF OPERATIONS
eCHAPMAN

PRO-FORMA FINANCIAL DATA

The following unaudited pro forma consolidated financial results are presented as if the eChapman merger had occurred as of January 1, 2000. We have not provided an analysis of the actual consolidated financial condition or results of operations for the period ended June 30, 2001 and 2000. For this we refer you to the consolidated financial statements of eChapman including the related notes, included elsewhere in this document.

The analysis of the unaudited pro forma consolidated statements are provided for informational purposes only and do not purport to present the actual results of operations of eChapman.


                        eCHAPMAN.COM, INC. AND SUBSIDIARIES
                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------
                                                                2001                             2000
                                                    -------------------------------------------------------------------
                                                                        PERCENTAGE                       PERCENTAGE
                                                                         OF NET                            OF NET
                                                         AMOUNT          REVENUE         AMOUNT            REVENUE
                                                     ------------       ----------    -------------       ---------
REVENUE:
    Commissions                                      $    941,000          45.7%       $    556,000           30.0%
    Underwriting and management fees                       94,000           4.6%            313,000           16.9%
    Investment management fees                          1,038,000          50.4%          1,355,000           73.1%
    Interest, dividends and other income                   64,000           3.1%            112,000            6.0%
    (Loss) Gains on trading                               105,000           5.1%           (447,000)         (24.1)%
    Loss on investments, net                             (129,000)         (6.3)%            --               --
                                                     ------------       ----------    -------------       ---------
       Total revenue                                    2,113,000         102.6%          1,889,000          101.9%

    Interest expense                                       53,000           2.6%             36,000            1.9%
                                                     ------------       ----------    -------------       ---------
       Net revenue                                      2,060,000         100.0%          1,853,000          100.0%
                                                     ------------       ----------    -------------       ---------

EXPENSE:
    Compensation and benefits                             924,000          44.9%          1,359,000           73.3%
    Floor brokerage and clearing fees                     113,000           5.5%            155,000            8.4%
    Management fees                                       248,000          12.0%            414,000           22.3%
    Depreciation and amortization expense                 398,000          19.3%            337,000           18.2%
    Other expenses                                        921,000          44.7%          1,281,000           69.2%
                                                     ------------       ----------    -------------       ---------
       Total expenses                                   2,604,000         126.4%          3,546,000          191.4%
                                                     ------------       ----------    -------------       ---------
LOSS FROM OPERATIONS                                     (544,000)        (26.4)%        (1,693,000)         (91.4)%
                                                     ------------       ----------    -------------       ---------
    Loss before income
    Tax benefit                                          (544,000)        (26.4)%        (1,693,000)         (91.4)%

    Income tax benefit                                     --              --                --               --
                                                     ------------       ----------    -------------       ---------
       Net Loss                                       $  (544,000)        (26.4)%   $    (1,693,000)         (91.4)%
                                                     =============      ==========    =============       =========




                                                                       SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------
                                                                2001                             2000
                                                    -------------------------------------------------------------------
                                                                        PERCENTAGE                       PERCENTAGE
                                                                         OF NET                            OF NET
                                                         AMOUNT          REVENUE         AMOUNT            REVENUE
                                                     ------------       ----------    -------------       ---------
REVENUE:
    Commissions                                      $  1,849,000          54.4%       $  1,505,000          33.7%
    Underwriting and management fees                      138,000           4.1%            525,000          11.7%
    Investment management fees                          2,111,000          62.1%          2,692,000          60.2%
    Interest, dividends and other income                  181,000           5.3%            210,000           4.7%
    (Loss) Gains on trading                                98,000           2.9%           (394,000)         (8.8)%
    Loss on investments, net                             (898,000)        (26.4)%             --               --
                                                     ------------       ----------    -------------       ---------
       Total revenue                                    3,479,000         102.4%          4,538,000         101.5%

    Interest expense                                       80,000           2.4%             66,000           1.5%
                                                     ------------       ----------    -------------       ---------
       Net revenue                                      3,399,000         100.0%          4,472,000         100.0%
                                                     ------------       ----------    -------------       ---------

EXPENSE:
    Compensation and benefits                           2,011,000          59.2%          2,675,000           59.8%
    Floor brokerage and clearing fees                     318,000           9.4%            336,000            7.5%
    Management fees                                       603,000          17.7%            832,000           18.6%
    Depreciation and amortization expense                 800,000          23.5%            699,000           15.6%
    Other expenses                                      1,827,000          53.7%          2,453,000           54.9%
                                                     ------------       ----------    -------------       ---------
       Total expenses                                   5,559,000         163.5%          6,995,000          156.4%
                                                     ------------       ----------    -------------       ---------
LOSS FROM OPERATIONS                                   (2,160,000)        (63.5)%        (2,523,000)         (56.4)%
                                                     ------------       ----------    -------------       ---------
    Loss before income
    Tax benefit                                        (2,160,000)        (63.5)%        (2,523,000)         (56.4)%

    Income tax benefit                                     --              --                --               --
                                                     ------------       ----------    -------------       ---------
       Net Loss                                       $(2,160,000)        (63.5)%     $  (2,523,000)         (56.4)%
                                                     =============      ==========    =============       =========


                         PRO FORMA RESULTS OF OPERATIONS

Net revenue, excluding a loss on investments, net, increased $336,000, or 18.1%, to $2,189,000 for the three months ended June 30, 2001 from $1,853,000 for the prior comparable period. Net revenue, excluding a loss on investments, net, decreased $175,000, or 3.9%, to $4,297,000 for the six months ended June 30, 2001 from $4,472,000 for the prior comparable period.

Net revenue, including the loss on investments, net, increased $207,000, or 11.2%, to $2,060,000 for the three months ended June 30, 2001 from $1,853,000 for the prior comparable period. Net revenue, including the loss on investments, net, decreased $1,073,000, or 24.0%, to $3,399,000 for the six months ended June 30, 2001 from $4,472,000 for the prior comparable period.

Commission revenue increased by $385,000, or 69.2%, to $941,000 for the three months ended June 30, 2001 from $556,000 for the prior comparable period. Commission revenue increased by $344,000, or 22.9%, to $1,849,000 for the six months ended June 30, 2001 from $1,505,000 for the prior comparable period. The increase was primarily due to an increase in municipal participation and commission revenue from international brokerage activity. Commission revenue from municipal participation increased $435,000, or 195.1%, to $658,000 for the six months ended June 30, 2001 from $223,000 for the prior comparable period. eChapman participated in 25 municipal deals during the six month period ended June 30, 2001 compared to 25 municipal deals in the prior comparable period. The increase in municipal revenue can be attributed to a higher level of participation and larger deal sizes. Commission revenue from international brokerage increased $178,000, or 100.0%, to $178,000 for the six months ended June 30, 2001 from $0 for the prior comparable period. There was no international brokerage activity for the prior comparable period. These increases were partially offset by a decrease in brokerage commission revenue. Commission revenue from retail and institutional brokerage decreased $254,000, or 21.2%, to $946,000 for the six months ended June 30, 2001 from $1,200,000 for the prior comparable period. This volume mirrors the overall industry and is due to continued market volatility that began during the second half of year 2000 and has extended through 2001.

Underwriting and management fee revenue decreased by $219,000, or 70.0%, to $94,000 for the three months ended June 30, 2001 from $313,000 for the prior comparable period. Underwriting and management fee revenue decreased by $387,000, or 73.7%, to $138,000 for the six months ended June 30, 2001 from $525,000 for the prior comparable period. The decrease in underwriting and management fee revenue was primarily due to a decrease in syndicate commission of $281,000, or 97.9%, to $6,000 for the six months ended June 30, 2001 from $287,000 for the prior comparable period. This decrease was due to the continued volatility in the overall equity market. eChapman's assignments directly reflect market conditions.

Investment management fee revenue decreased $317,000, or 23.4%, to $1,038,000 for the three months ended June 30, 2001 from $1,355,000 for the prior comparable period. Investment management fee revenue decreased $581,000, or 21.6%, to $2,111,000 for the six months ended June 30, 2001 from $2,692,000 for the prior comparable period. The decrease was primarily due to a net decrease of $243 million in assets under management to $570 million as of June 30, 2001, from $813 million as of June 30, 2000. Market volatility during the second half of calendar year 2000 was the significant catalyst for the reduction in the value of total assets under management and the relative reduction in investment management fee revenue. This volatility continued through the six month period ended June 30, 2001.

Interest, dividend and other revenue decreased by $48,000, or 42.9%, to $64,000 for the three months ended June 30, 2001 from $112,000 for the prior comparable period. Interest, dividend and other revenue decreased by $29,000, or 13.8%, to $181,000 for the six months ended June 30, 2001 from $210,000 for the prior comparable period. This decrease was due to a decline in interest and other income on firm accounts.

The gain on trading increased by $552,000, or 123.5%, to $105,000 for the three months ended June 30, 2001, from a loss on trading of $447,000 for the prior comparable period. The gain on trading increased by $492,000, or 124.9%, to $98,000 for the six months ended June 30, 2001, from a loss on trading of $394,000 for the prior comparable period. eChapman's gain on trading is attributable to trading activity and the change in market value of its market making securities.

The loss on investments, net was $129,000 for the three months ended June 30, 2001 compared to $0 for the prior comparable period. The loss on investments, net was $898,000 for the six months ended June 30, 2001 compared to $0 for the prior comparable period. This loss reflects a market value reduction in investments held by the parent company.

Interest expense increased by $17,000, or 47.2% to $53,000 for the three months ended June 30, 2001, from $36,000 for the prior comparable period. Interest expense increased by $14,000, or 21.2% to $80,000 for the six months ended June 30, 2001, from $66,000 for the prior comparable period.

Total expenses decreased by $942,000, or 26.6%, to $2,604,000 for the three months ended June 30, 2001 from $3,546,000 for the prior comparable period. Total expenses decreased by $1,436,000, or 20.5%, to $5,559,000 for the six months ended June 30, 2001 from $6,995,000 for the prior comparable period.

Compensation and benefits decreased by $435,000, or 32.0%, to $924,000 for the three months ended June 30, 2001 from $1,359,000 for the prior comparable period. Compensation and benefits decreased by $664,000, or 24.8%, to $2,011,000 for the six months ended June 30, 2001 from $2,675,000 for the prior comparable period. This decrease is due to the containment of salary related expenses and attrition. As a percentage of total revenue, these expenses were 59.2% and 59.8%, respectively, for the six months ended June 30, 2001 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

Floor brokerage and clearing fees decreased by $42,000, or 27.1%, to $113,000 for the three months ended June 30, 2001 from $155,000 for the prior comparable period. Floor brokerage and clearing fees decreased by $18,000, or 5.4%, to $318,000 for the six months ended June 30, 2001 from $336,000 for the prior comparable period. The decrease is due to execution credits associated with brokerage activities.

Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, the DEM-MET Trust, decreased by $166,000, or 40.1%, to $248,000 for the three months ended June 30, 2001 from $414,000 for the prior comparable period. Management fees decreased by $229,000, or 27.5%, to $603,000 for the six months ended June 30, 2001 from $832,000 for the prior comparable period. The decrease in management fee expense largely reflects the market driven decrease in assets under management noted above in the investment management fee revenue analysis.

Depreciation and amortization expenses increased by $61,000, or 18.1% to $398,000 for the three months ended June 30, 2001 from $337,000 for the prior comparable period. Depreciation and amortization expenses increased by $101,000, or 14.4% to $800,000 for the six months ended June 30, 2001 from $699,000 for the prior comparable period. The increase was due to depreciation for capitalized website development costs which began during the last quarter of calendar year 2000. These expenses primarily include merger related amortization.

Other expenses decreased by $360,000, or 28.1%, to $921,000 for the three months ended June 30, 2001 from $1,281,000 for the prior comparable period. Other expenses decreased by $626,000, or 25.5%, to $1,827,000 for the six months ended June 30, 2001 from $2,453,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, travel expense, and conference and seminar costs. This decrease is the result of a change in business strategy from expansion and growth to operating performance and profitability.

The loss from operations decreased $1,149,000 or 67.9% to $544,000 for the three months ended June 30, 2001 from $1,693,000 for the prior comparable period. Before the loss on Investments, net, depreciation and amortization and a nonrecurring merger related charge the loss from operations decreased $1,432,000 or 105.6% to income of $76,000 for the three months ended June 30, 2001 from a loss of $1,356,000 for the prior comparable period. The loss of operations decreased $363,000 or 14.4 % to $2,160,000 for the six months ended June 30, 2001 from $2,523,000 for the prior comparable period. Before the loss on Investment, net, depreciation and amortization and a nonrecurring merger related charge the loss from operations decreased $1,362,000 or 74.7% to $462,000 for the six months ended June 30, 2001 from $1,824,000 for the prior comparable period.

The net loss decreased by $1,149,000, or 67.9%, to $544,000 for the three months ended June 30, 2001 from $1,693,000 for the prior comparable period. The net loss decreased by $363,000, or 14.4%, to $2,160,000 for the six months ended June 30, 2001 from $2,523,000 for the prior comparable period. These changes are due to items discussed above.


PART 2 - OTHER INFORMATION

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, eChapman had cash and cash equivalents of $534,000 and a $1,852,000 cash deposit held by its clearing agent related to its investment in proprietary stock. eChapman also had a $897,000 margin loan payable to its clearing agent related to its investment in proprietary stock.

         With the exception of goodwill and other intangible assets which amount to $23,172,000 as of June 30, 2001, our assets are reasonably liquid, with a majority consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending on the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of June 30, 2001 were $28,625,000.

         The Chapman Co. and Chapman On-Line are subject to the net capital rules of the SEC. As such, The Chapman Co. and Chapman On-Line are subject to certain restrictions on the use of capital and their related liquidity.

         As of June 30, 2001, eChapman had outstanding advances to its majority stockholder in the amount of $1,222,000 including accrued interest, which is not readily liquid.

         On July 20, 2001, eChapman purchased the net assets of NetNoir, Inc. for $400,000. This acquisition, made by a combination of cash and eChapman stock, will enable the strategic expansion of eChapman financial services and media distribution by its Chapman Network, Inc. division.

         eChapman's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of the business. These reviews take into account business needs as well as regulatory capital requirements. eChapman anticipates that its cash and other liquid assets on hand as of June 30, 2001 will be sufficient to fund its operations. This capital should be adequate for eChapman to meet its capital requirements and to conduct its brokerage and underwriting activity. To the extent that eChapman's liquid resources and cash provided by operations are not adequate to meet its capital requirements, eChapman may need to raise additional capital through loans or equity, and may be unable to participate in some brokerage or underwriting opportunities. There can be no assurance that eChapman will be able to borrow funds or raise additional equity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 30, 2000, eChapman's Registration Statement on Form SB-2 (File No. 333-90987) was declared effective by the Securities and Exchange Commission. The Registration Statement was filed to register shares of its common stock, par value $0.001 per share, for sale to the public (the "Offering"). The Offering closed on June 20, 2000.

         Set forth below is a reasonable estimate of the application of offering proceeds:


                         PURPOSE                                                                         AMOUNT
                         -------                                                                      -----------

Complete the design and development of the eChapman web site                                          $   800,000

Promote the eChapman brand and continue to promote the DEM and DEM Multi-Manager
strategies                                                                                                961,000

Provide capital to Chapman On-Line for on-line trading                                                    300,000

Provide capital to The Chapman Co. in connection with trading for its own account and for use in
underwriting activities                                                                                 1,000,000

Pay consideration to stockholders in Chapman Insurance Holdings merger                                    120,000

Fund working capital and for general corporate purposes                                                 2,729,000*

Retirement of proprietary stock                                                                         6,149,000*
                                                                                                      -----------

Total                                                                                                 $12,059,000
                                                                                                      ===========

* Represents a material change in the use of proceeds described in the prospectus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of eChapman.com, Inc. was convened on June 18, 2001.

(b) Eight (8) directors were elected for a term of one (1) year and until their successors are duly elected and qualify. On motion duly made and seconded, the following individuals were nominated for elections as directors:

         Nathan A. Chapman, Jr.

         Earl U. Bravo, Sr.

         Raymond Haysbert

         Mark Jefferson

         Adolph Washington

         Lottie H. Shackelford

         Donald V. Watkins

         Theron Stokes


(c) For the position of director each nominee received the following number of votes:

Nominee                    Votes received     Votes Against     Votes abstained
-------                    --------------     -------------     ---------------
Nathan A. Chapman, Jr.     12,762,971              -                  2,217
Earl Bravo                 12,762,972              -                  2,216
Raymond Haysbert           12,760,546              -                  4,642
Mark Jefferson             12,762,585              -                  2,603
Adolph Washington          12,762,972              -                  2,216
Lottie H. Shackleford      12,750,489              -                 14,699
Donald V. Watkins          12,762,972              -                  2,216
Theron Stokes              12,762,972              -                  2,216


         The election of Arthur Anderson LLP as certified independent auditors for the Corporation for the fiscal year ended December 31, 2001 received the following number of votes:

         Proposal                   In favor         Against          Abstain
         --------                   ----------       -------          -------
         Ratification of Arthur     12,762,533        1,216            1,439
         Anderson LLP

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

                                       Date:  August 14, 2001

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

                                       Date:  August 14, 2001