Form 10QSB
period 2001-09-30
ECHAPMAN COM INC
filed 2001-11-14
CIK 1096114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ----------------------

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                             Yes |X|     No | |

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                              (Title of Class)

                              Yes |X|     No | |

As of September 30, 2001, 12,626,445 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes | |    No |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

         eChapman.com (eChapman) is a strategically integrated financial service organization designed to provide innovative financial service offerings and asset management solutions, while advancing opportunities for strategic distribution partnerships. eChapman brings together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc., along with Chapman Network, Inc., which provides opportunities for on-line distribution of financial services and information. As such, the unaudited consolidated statements of operations reflect the results of operations for eChapman and subsidiaries for the periods January 1, 2001 to September 30, 2001 and for each of the constituent companies under common control for the period January 1, 2000 to September 30, 2000.

         The consolidated financial statements for the nine month period ended September 30, 2001 have not been audited but, in the opinion of management, contain all adjustments necessary to fairly present the financial position and results of operations of eChapman as of such date. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001 or any future periods.

                       eCHAPMAN.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000

                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                    2001                       2000
                                                               ------------                ------------
                                                                (UNAUDITED)
ASSETS:
  Cash and cash equivalents                                    $    543,000                $  2,554,000
  Cash deposits with clearing organization                        1,790,000                   1,372,000
  Investments, available for sale                                   239,000                     358,000
  Receivables from brokers and dealers                              372,000                     317,000
  Management fees receivable                                        363,000                     489,000
  Advances to officer/employee                                    1,286,000                   1,150,000
  Property, net                                                     138,000                      93,000
  Prepaids and other assets                                         848,000                     892,000
  Intangible assets, net                                         22,892,000                  23,867,000
                                                               ------------                ------------
Total assets                                                   $ 28,471,000                $ 31,092,000
                                                               ============                ============
LIABILITIES AND STOCKHOLDERS'
EQUITY:
  Accounts payable and accrued expenses                        $    909,000                $  1,417,000
  Clearing organization payable, net                                948,000                     717,000
  Other liabilities                                                 173,000                     150,000
                                                               ------------                ------------
Total liabilities                                                 2,030,000                   2,284,000
                                                               ------------                ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
  50,000,000 shares authorized,
  14,458,422 shares issued and
  12,626,445 shares outstanding                                      13,000                      13,000
  Additional paid-in capital                                     38,024,000                  37,774,000
  Accumulated deficit                                            (9,883,000)                 (7,220,000)
  Cumulative realized loss on
  trading of proprietary stock of
  Company held by subsidiary                                       (575,000)                   (307,000)
  Proprietary stock of Company held
  by subsidiary, at cost                                         (1,138,000)                   (884,000)
  Accumulated comprehensive income
  adjustment                                                             --                    (568,000)
                                                               ------------                ------------
Total stockholders' equity                                       26,441,000                  28,808,000
                                                               ------------                ------------
Total liabilities and
stockholders' equity                                           $ 28,471,000                $ 31,092,000
                                                               ============                ============

                       eCHAPMAN.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30                           SEPTEMBER 30
                                                   --------------------------------        --------------------------------
                                                        2001               2000               2001                 2000
                                                   ------------        ------------        ------------        ------------
                                                               (UNAUDITED)                            (UNAUDITED)
REVENUE:
   Commissions                                     $    970,000        $    738,000        $  2,819,000        $  2,243,000
   Underwriting and management fees                     311,000             196,000             449,000             721,000
   Investment management fees                           866,000           1,386,000           2,978,000           4,078,000
   Interest, dividends and other income                 178,000             232,000             359,000             442,000
   (Loss) gain on trading                               (96,000)                 --               2,000            (394,000)
   Loss on investment, net                                   --                  --            (898,000)                 --
                                                   ------------        ------------        ------------        ------------
Total revenue                                         2,229,000           2,552,000           5,709,000           7,090,000
INTEREST EXPENSE                                          8,000              13,000              88,000              79,000
                                                   ------------        ------------        ------------        ------------
Net revenue                                           2,221,000           2,539,000           5,621,000           7,011,000
                                                   ------------        ------------        ------------        ------------
EXPENSE:
   Compensation and benefits                            994,000           1,107,000           3,005,000           3,782,000
   Floor brokerage and clearing fees                    118,000             112,000             436,000             448,000
   Management fees                                      230,000             441,000             833,000           1,273,000
   Travel and business development                       79,000              75,000             202,000             310,000
   Advertising, promotion and publicity                  56,000              74,000             139,000             442,000
   Depreciation and amortization
     expense                                            388,000             352,000           1,188,000             443,000
   Other operating expense                              859,000             710,000           2,481,000           2,560,000
                                                   ------------        ------------        ------------        ------------
Total expense                                         2,724,000           2,871,000           8,284,000           9,258,000
                                                   ------------        ------------        ------------        ------------
Loss before minority interest and
  income tax benefit                                   (503,000)           (332,000)         (2,663,000)         (2,247,000)
MINORITY INTEREST                                            --                  --                  --             661,000
                                                   ------------        ------------        ------------        ------------
Loss before income tax benefit                         (503,000)           (332,000)         (2,663,000)         (1,586,000)
INCOME TAX BENEFIT                                           --                  --                  --                  --
                                                   ------------        ------------        ------------        ------------
Net loss                                           $   (503,000)       $   (332,000)       $ (2,663,000)       $ (1,586,000)
                                                   ============        ============        ============        ============
BASIC AND DILUTIVE EARNINGS PER
SHARE DATA:
Net loss                                           $       (.04)       $       (.03)       $       (.21)       $       (.12)
                                                   ============        ============        ============        ============
Weighted average shares outstanding                  12,662,000          13,195,000          12,662,000          13,195,000
                                                   ============        ============        ============        ============

                       eCHAPMAN.COM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                       CUMULATIVE
                                                                                                       REALIZED
                                                                                                       LOSS ON
                                                                                                       TRADING
                                                                                                       PROPRIETARY
                                                                                                       STOCK OF
                                                        ADDITIONAL                                     COMPANY BY
                                             COMMON      PAID-IN     COMPREHENSIVE     ACCUMULATED     SUBSIDIARY
                                             STOCK       CAPITAL        INCOME           DEFICIT       OF COMPANY
                                            --------   ------------  -------------     ------------    ------------
BALANCE,DECEMBER 31, 2000                    $13,000    $37,774,000                    $(7,220,000)    $  (307,000)
 Net loss                                         --             --    $(2,663,000)     (2,663,000)             --
 Accumulated comprehensive
   income adjustment                              --             --        568,000              --              --
                                                                       -----------
 Comprehensive income                             --             --    $(2,095,000)             --              --
                                                                       ===========
 Stock issued in acquisition                      --        250,000                             --              --
 Realized loss on trading of
   proprietary stock of Company
   held by subsidiary                             --             --                             --        (268,000)
 Proprietary trading stock of
   Company held by subsidiary, at cost            --             --                             --              --
                                            --------    -----------                    -----------     -----------
Balance, September 30, 2001 (unaudited)      $13,000    $38,024,000                    $(9,883,000)    $  (575,000)
                                            ========    ===========                    ===========     ===========

                                                Proprietary
                                                 stock of       Accumulated
                                                  Company      comprehensive       Total
                                                  held by          income       stockholders'
                                                 subsidiary      adjustment        equity
                                                ------------   -------------    -------------
BALANCE,DECEMBER 31, 2000                       $(884,000)       $  (568,000)    $28,808,000
 Net loss                                              --                 --      (2,663,000)
 Accumulated comprehensive
   income adjustment                                   --            568,000         568,000
 Comprehensive income                                  --                 --              --
 Stock issued in acquisition                           --                 --         250,000
 Realized loss on trading of
   proprietary stock of Company
   held by subsidiary                                  --                 --        (268,000)
 Proprietary trading stock of
   Company held by subsidiary, at cost            (254,000)               --        (254,000)
                                               ------------       -----------    -----------
BALANCE, SEPTEMBER 30, 2001 (unaudited)        $(1,138,000)        $      --     $26,441,000
                                               ===========        ===========    ===========

                       eCHAPMAN.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ------------------------------
                                                                          2001              2000
                                                                       ------------     -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $ (2,663,000)    $ (1,586,000)
      Adjustments to reconcile net loss to net cash from
      operating activities:
        Depreciation and amortization                                     1,188,000          443,000
        Minority interest                                                        --         (661,000)
        Effect from changes in assets and liabilities--
          Receivables from brokers and dealers                              (55,000)          56,000
          Management fee receivable                                         126,000          157,000
          Prepaids and other assets                                         156,000          169,000
          Accounts payable and accrued expenses                            (554,000)         768,000
          Clearing organization payable, net                                (23,000)        (114,000)
          Other liabilities                                                  23,000         (130,000)
                                                                       ------------     ------------
   Net cash from operating activities                                    (1,802,000)        (898,000)
                                                                       ------------     ------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Advances to officer                                                   (90,000)         (56,000)
      Payments for acquisition of NetNoir, Inc.                            (150,000)              --
      Net proceeds from sale of investments                                 449,000               --
                                                                       ------------     ------------
   Net cash from investing activities                                       209,000          (56,000)
                                                                       ------------     ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from initial public offering, net                                 --       12,257,000
                                                                       ------------     ------------
   Net cash from financing activities                                            --       12,257,000
                                                                       ------------     ------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,593,000)      11,303,000
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,926,000        6,389,000
                                                                       ------------     ------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  2,333,000     $ 17,692,000
                                                                       ============     ============
   SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest expense paid                                             $     88,000     $     79,000
                                                                       ============     ============

eCHAPMAN.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         eChapman.com (eChapman) was formed on May 14, 1999, and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Inc. by implementing targeted strategic partnerships and distribution opportunities within their traditional core businesses, along with the added value of opportunities generated by on-line distribution of financial services and information. Effective June 20, 2000, Chapman Holdings, Inc. (CHI), Chapman Capital Management Holdings, Inc. (CCMHI) and subsidiary and Chapman Insurance Holdings, Inc. (CIH) and subsidiary merged into separate wholly owned subsidiaries of eChapman (collectively, the Company). Also, effective on June 20, 2000, eChapman completed its initial public offering (IPO) of 1,260,000 shares of common stock at $13 per share. eChapman received net proceeds of approximately $12,060,000. The merger of CHI, CCMHI, and CIH into wholly owned subsidiaries of eChapman was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the merger. The step-up in basis generated approximately $24.3 million in goodwill. Because the merger of CHI, CCMHI, CIH and eChapman is a merger of entities under common control, the merger was accounted for similar to a pooling of interest and thus all activity of eChapman prior to the merger has been restated to consolidate the entities under common control and to show a minority interest for the portion of these entities not under common control. All significant intercompany accounts and transactions have been eliminated in consolidation.

eChapman did not have any operations, except for organizational matters, up until September 30, 1999. The operations of eChapman from July 1, 1999, to June 20, 2000, consisted mainly of costs incurred for salary and benefit expenses and professional fees related to organizing eChapman and designing and developing its web site. Until September 30, 2000, eChapman was in the preliminary stages of designing and developing its website. Those costs included conceptual formulation, evaluation, technology requirements and vendor software and consultant selection. Those costs have been expensed as incurred in accordance with SOP 98-1. During third quarter 2000, eChapman entered the development application stage and during the fourth quarter 2000, entered the operational stage. All costs incurred during each stage were properly evaluated and expensed or capitalized in accordance with SOP-98-1.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements for the three months and nine months ended September 30, 2001 and 2000, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

OPERATING RESULTS

         The Company had a net loss of $503,000 and $ 2,663,000 respectively for the three months and nine months ended September 30, 2001. These financial results were and may continue to be effected by the financial conditions of the U.S. economy, weakness in the equity markets, and the effect of September 11, 2001. The Company's investment management fees are based on a percentage of the funds managed and when the value of these funds are increased or reduced, the Company's management fee is increased or reduced.

TREASURY STOCK

         The Chapman Co. is also the market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of September 30, 2001 and December 31, 2000, the Chapman Co. held approximately 306,000 and 217,000 shares of the eChapman's stock in inventory, respectively.

RELATED PARTY TRANSACTIONS

         On September 30, 2001, the Company issued a new note to its majority stockholder of approximately $90,000. This note bears interest at the IRS applicable federal rate in effect on September 30, 2001, which was 3.82 percent and is due on demand.

SEGMENT REPORTING

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the three months and the nine months ended September 30, 2001 and 2000, are strategic business units that offer different services.

                                             THREE MONTHS ENDED SEPTEMBER 30, 2001
                             ---------------------------------------------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND        INVESTMENT
                              INVESTMENT   ADVISORY AND     INTERNAL     AMOUNT NOT
                               BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                               SERVICES      SERVICES      OPERATION    TO SEGMENTS   CONSOLIDATED
                             -----------   -----------    -----------   -----------   ------------
      Revenue from
        external customers   $ 1,281,000   $   866,000             --            --   $ 2,147,000
      Interest and other
        revenue                   76,000         1,000             --       101,000       178,000
      Loss on trading            (96,000)           --             --            --       (96,000)
                             -----------   -----------    -----------   -----------   -----------
      Total                  $ 1,261,000   $   867,000    $        --   $   101,000   $ 2,229,000
                             ===========   ===========    ===========   ===========   ===========

      Interest expense       $     8,000   $        --    $        --   $        --   $     8,000
      Depreciation and
        amortization              20,000        37,000         26,000       305,000       388,000
      Segment income (loss)      265,000        63,000       (521,000)     (310,000)     (503,000)

                                           THREE MONTHS ENDED SEPTEMBER 30, 2000
                            -------------------------------------------------------------------
                            SECURITIES
                            BROKERAGE
                               AND        INVESTMENT
                            INVESTMENT   ADVISORY AND     INTERNET     AMOUNT NOT
                             BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                             SERVICES      SERVICES      OPERATION    TO SEGMENTS     COMBINED
                           -----------   -----------    -----------   -----------   ------------
    Revenue from
      external customers   $   932,000   $ 1,386,000             --   $     2,000   $ 2,320,000
    Interest and other
      revenue                   91,000        13,000             --       128,000       232,000
                           -----------   -----------    -----------   -----------   -----------
    Total                  $ 1,023,000   $ 1,399,000    $        --   $   130,000   $ 2,552,000
                           ===========   ===========    ===========   ===========   ===========
    Interest expense       $    13,000   $        --    $        --   $        --   $    13,000
    Depreciation and
      amortization               9,000        38,000             --       305,000       352,000
    Segment income (loss)
                               (77,000)       70,000        (43,000)     (282,000)     (332,000)


                                                NINE MONTHS ENDED SEPTEMBER 30, 2001
                               --------------------------------------------------------------------
                                SECURITIES
                                BROKERAGE
                                   AND        INVESTMENT
                                INVESTMENT   ADVISORY AND     INTERNAL     AMOUNT NOT
                                 BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                                 SERVICES      SERVICES      OPERATION    TO SEGMENTS   CONSOLIDATED
                               -----------   -----------    -----------   -----------   -----------
        Revenue from
          external customers   $ 3,256,000   $ 2,978,000    $        --   $    12,000   $ 6,246,000
        Interest and other
         revenue                   188,000        21,000             --       150,000       359,000
        Gain on trading              2,000            --             --            --         2,000
        Loss on investing               --       (96,000)            --      (802,000)     (898,000)
                               -----------   -----------    -----------   -----------   -----------
        Total                  $ 3,446,000   $ 2,903,000    $        --   $  (640,000)  $ 5,709,000
                               ===========   ===========    ===========   ===========   ===========

        Interest expense       $    88,000   $        --    $        --   $        --   $    88,000
        Depreciation and
         amortization               67,000       109,000         97,000       915,000     1,188,000
        Segment income (loss)      399,000        61,000     (2,208,000)     (915,000)   (2,663,000)
        Segment assets           3,875,000       620,000      2,306,000    21,670,000    28,471,000

                                                NINE MONTHS ENDED SEPTEMBER 30, 2000
                               --------------------------------------------------------------------
                                SECURITIES
                                BROKERAGE
                                   AND        INVESTMENT
                                INVESTMENT   ADVISORY AND     INTERNET     AMOUNT NOT
                                 BANKING      MANAGEMENT       PORTAL      ALLOCATED        TOTAL
                                 SERVICES      SERVICES      OPERATION    TO SEGMENTS     COMBINED
                               -----------  ------------    -----------   -----------   -----------
        Revenue from
          external customers   $ 2,943,000   $ 4,078,000             --   $    21,000   $ 7,042,000
        Interest and other
         revenue                   207,000        94,000             --       141,000       442,000
        Loss on trading           (394,000)           --             --            --      (394,000)
                               -----------   -----------    -----------   -----------   -----------
        Total                  $ 2,756,000   $ 4,172,000    $        --   $   162,000   $ 7,090,000
                               ===========   ===========    ===========   ===========   ===========

        Interest expense       $    79,000   $        --    $        --   $        --   $    79,000
        Depreciation and
         amortization               21,000       117,000             --       305,000       443,000
        Segment (loss) income   (2,063,000)      198,000        (19,000)     (363,000)   (2,247,000)
        Segment assets          16,746,000     3,165,000     12,470,000    14,023,000    46,404,000

         2.  OTHER EVENTS:


         On July 20, 2001, the Company purchased the assets of NetNoir, Inc., a California corporation, for $400,000, consisting of $150,000 in cash and 111,111 shares of common stock valued at $2.25 per share, based on the market value on July 20, 2001.


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

         Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons, changes in the level of advertising expenses in response to market conditions, variations in the level of compensation expense due to among other things, changes in the employee count and mix, and competitive factors; expenses and capital costs, such as technology assets, depreciation, amortization and research and development, incurred to maintain and enhance our operating services infrastructure including Internet capabilities.

         Our business is also subject to substantial governmental regulation and changes in the legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations, and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general.

RISK FACTORS

         Our common stock is listed on Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market we must meet minimum financial and other requirements. Although Nasdaq has declared a temporary moratorium on delisting for failure to meet the $1 minimum bid price requirement, if the minimum bid price of our common stock is below $1 for 30 consecutive trading days after the moratorium is lifted, our common stock may qualify for delisting. There can be no assurance that our common stock will continue to meet the minimum bid price requirement and, accordingly, there can be no assurance that our common stock will continue to be listed on the Nasdaq National Market after the moratorium is lifted. There are also circumstances where Nasdaq may exercise broad discretionary authority with respect to continued inclusion. If our common stock were delisted from Nasdaq for any reason, it would seriously reduce the value of our common stock and its liquidity.

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

         Chapman Network offers media, advertising, and on-line distribution of financial services and a variety of lifestyle, news, education, and cultural content. An agreement to purchase the assets of NetNoir, Inc. was completed July 20, 2001, resulting in a significant expansion of services offered by The Chapman Network. Chapman Online, Inc., an integral component of eChapman's interactive on-line community, is the online brokerage unit of eChapman. Chapman Online offers online stock and options trading. Chapman Online also provides online customer service, including instant messaging with the service center for instant communication with clients. Chapman Online is separately licensed as a broker dealer with the SEC in 49 states, with one registration pending, and with the NASD. The Chapman Company is a full service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and market making and trading. Chapman Capital Management is a registered investment advisor that acts as financial advisor to separate accounts, a group trust and a family of mutual funds. The Chapman Insurance Agency sells annuity products on an agency basis.

RESULTS OF OPERATIONS
eCHAPMAN

PRO-FORMA FINANCIAL DATA

         The following unaudited financial data reflects the consolidated statements of operations for eChapman and subsidiaries for the actual three months and nine months ended September 30, 2001. The three months and nine months ended September 30, 2000, are presented as if the eChapman merger has occurred as of January 1, 2000.

         The analysis of the unaudited pro forma consolidated statements are provided for informational purposes only and do not purport to present the actual results of operations of eChapman.

                       eCHAPMAN.COM, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------------
                                                                2001                            2000
                                                   -------------------------------------------------------------------
                                                                        PERCENTAGE                     PERCENTAGE
                                                                         OF NET                          OF NET
                                                         AMOUNT          REVENUE         AMOUNT         REVENUE
                                                     ------------       ----------    -------------    ---------
REVENUE:
    Commissions                                      $    970,000          43.7%       $    738,000        29.1%
    Underwriting and management fees                      311,000          14.0%            196,000         7.7%
    Investment management fees                            866,000          39.0%          1,386,000        54.6%
    Interest, dividends and other income                  178,000           8.0%            232,000         9.1%
    (Loss) Gains on trading                               (96,000)        (4.3)%                 --          --
    Loss on investments, net                                   --             --                 --          --
                                                     ------------       ----------    -------------     ---------
       Total revenue                                    2,229,000         100.4%          2,552,000       100.5%
    Interest expense                                        8,000           0.4%             13,000         0.5%
                                                     ------------       ----------    -------------     ---------
       Net revenue                                      2,221,000         100.0%          2,539,000       100.0%
                                                     ------------       ----------    -------------     ---------
EXPENSE:
    Compensation and benefits                             994,000          44.7%          1,107,000        43.6%
    Floor brokerage and clearing fees                     118,000           5.3%            112,000         4.4%
    Management fees                                       230,000          10.3%            441,000        17.4%
    Depreciation and amortization expense                 388,000          17.5%            352,000        13.9%
    Other expenses                                        994,000          44.8%            859,000        33.8%
                                                     ------------       ----------    -------------     ---------
       Total expenses                                   2,724,000         122.6%          2,871,000       113.1%
                                                     ------------       ----------    -------------     ---------
LOSS FROM OPERATIONS                                     (503,000)       (22.6)%          (332,000)       (13.1)%
                                                     ------------       ----------    -------------     ---------
    Loss before income
    Tax benefit                                          (503,000)       (22.6)%          (332,000)       (13.1)%
    Income tax benefit                                         --             --                --           --
                                                     ------------       ----------    -------------     ---------
       Net Loss                                         $(503,000)       (22.6)%      $   (332,000)       (13.1)%
                                                     =============      ==========    =============     =========

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------------
                                                                2001                            2000
                                                   -------------------------------------------------------------------
                                                                        PERCENTAGE                    PERCENTAGE
                                                                         OF NET                         OF NET
                                                         AMOUNT          REVENUE         AMOUNT         REVENUE
                                                     ------------       ----------    -------------    ---------
REVENUE:
    Commissions                                      $  2,819,000          50.2%       $  2,243,000       32.0%
    Underwriting and management fees                      449,000           8.0%            721,000       10.3%
    Investment management fees                          2,978,000          53.0%          4,078,000       58.1%
    Interest, dividends and other income                  359,000           6.4%            442,000        6.3%
    (Loss) Gains on trading                                 2,000           0.0%          (394,000)       (5.6)%
    Loss on investments, net                             (898,000)        (16.0)%               --          --
                                                     ------------       ----------    -------------     ---------
       Total revenue                                    5,709,000         101.6%          7,090,000      101.1%
    Interest expense                                       88,000           1.6%             79,000        1.1%
                                                     ------------       ----------    -------------     ---------
       Net revenue                                      5,621,000         100.0%          7,011,000      100.0%
                                                     ------------       ----------    -------------     ---------
EXPENSE:
    Compensation and benefits                           3,005,000          53.5%          3,782,000       53.9%
    Floor brokerage and clearing fees                     436,000           7.8%            448,000        6.4%
    Management fees                                       833,000          14.8%          1,273,000       18.2%
    Depreciation and amortization expense               1,188,000          21.1%          1,051,000       15.0%
    Other expenses                                      2,822,000          50.2%          3,312,000       47.2%
                                                     ------------       ----------    -------------     ---------
       Total expenses                                   8,284,000         147.4%          9,866,000      140.7%
                                                     ------------       ----------    -------------     ---------
LOSS FROM OPERATIONS                                   (2,663,000)        (47.4)%        (2,855,000)     (40.7)%
                                                     ------------       ----------    -------------     ---------
    Loss before income
    Tax benefit                                        (2,663,000)        (47.4)%        (2,855,000)     (40.7)%
    Income tax benefit                                         --              --                --         --
                                                     ------------       ----------    -------------     ---------
       Net Loss                                       $(2,663,000)        (47.4)%      $ (2,855,000)     (40.7)%
                                                     =============      ==========    =============     =========

                         PRO FORMA RESULTS OF OPERATIONS

         Net Revenue decreased $318,000, or 12.5% to $2,221,000 for the three months ended September 30, 2001 from $2,539,000 for the prior comparable period. The decline in net revenues for the quarter ended September 30, 2001 reflects weakness in the overall equity market and the effects of September 11, resulting in a reduction in assets under management. Net revenue decreased $1,390,000, or 19.8%, to $5,621,000 for the nine months ended September 30, 2001 from $7,011,000 for the prior comparable period.

         Commission revenue increased by $232,000, or 31.4%, to $970,000 for the three months ended September 30, 2001 from $738,000 for the prior comparable period. Commission revenue increased by $576,000, or 25.7%, to $2,819,000 for the nine months ended September 30, 2001 from $2,243,000 for the prior comparable period. The increase was primarily due to an increase in our municipal participation and commission revenue from international brokerage activity. Commission revenue from municipal participation increased $626,000, or 142.9%, to $1,064,000 for the nine months ended September 30, 2001 from $438,000 for the prior comparable period. eChapman participated in 39 municipal deals during the nine month period ended September 30, 2001 compared to 45 municipal deals in the prior comparable period. The increase in municipal revenue can be attributed to larger deal sizes. Commission revenue from international brokerage totaled $196,000, an increase of 100.0%, for the nine months ended September 30, 2001. There was no international brokerage activity for the prior comparable period. These increases were partially offset by a decrease in brokerage commission revenue. Commission revenue from the sale of retail and institutional brokerage decreased $185,000, or 11.2%, to $1,469,000 for the nine months ended September 30, 2001 from $1,654,000 for the prior comparable period.

         Underwriting and management fee revenue increased by $115,000, or 58.7%, to $311,000 for the three months ended September 30, 2001 from $196,000 for the prior comparable period. This increase was primarily due to an increase in financial advisor fee revenue of $90,000, or 108.4%, to $173,000 for the three months ended September 30, 2001 from $83,000 for the prior comparable period. Underwriting and management fee revenue decreased by $272,000, or 37.7%, to $449,000 for the nine months ended September 30, 2001 from $721,000 for the prior comparable period. The decrease in underwriting and management fee revenue was primarily due to a decrease in syndicate commission of $272,000, or 90.7%, to $28,000 for the nine months ended September 30, 2001 from $300,000 for the prior comparable period. This decrease was due to shrinkage in the overall equity market volume.

         The firm's revenue from its asset management business was impacted by the ongoing weakness in the equity market and the recent effect of September 11, resulting in lower fee revenue for the quarter and year to date periods ended September 30, 2001 compared to the prior comparable period. The decrease in assets primarily occurred during the quarter ended December 31, 2000. Investment management fee revenue decreased $520,000, or 37.5%, to $866,000 for the three months ended September 30, 2001 from $1,386,000 for the prior comparable period. Investment management fee revenue decreased $1,100,000, or 27.0%, to $2,978,000 for the nine months ended September 30, 2001 from $4,078,000 for the prior comparable period. The decrease, primarily a result of market conditions, was due to a net decrease of $347 million in assets under management to $489 million as of September 30, 2001, from $836 million as of September 30, 2000.

         Interest, dividends and other income decreased by $54,000, or 23.3%, to $178,000 for the three months ended September 30, 2001 from $232,000 for the prior comparable period. Interest, dividends and other income decreased by $83,000, or 18.8%, to $359,000 for the nine months ended September 30, 2001 from $442,000 for the prior comparable period. The decrease in interest, dividends and other income was primarily due to a decrease in interest and dividend revenue. The decrease in interest and dividend revenue was partially offset by an increase in other income. Other income increased for the three months ended September 30, 2001 due to revenue generated from online advertising, events and media by the newly formed Chapman Network Inc.

          The loss on trading decreased by $96,000, or 100.0%, to $96,000 for the three months ended September 30, 2001, from a loss on trading of $0 for the prior comparable period. A gain on trading of $2,000 was recognized for the nine months ended September 30, 2001, and a loss on trading of $394,000 was recognized for the prior comparable period. eChapman's gain on trading is attributable to trading activity and the change in market value of its market making securities.

         The loss on investments, net was $898,000 for the nine months ended September 30, 2001 compared to $0 for the prior comparable period. This loss reflects a one time market value reduction in investments held by the parent company.

         Interest expense decreased by $5,000, or 38.5% to $8,000 for the three months ended September 30, 2001, from $13,000 for the prior comparable period. Interest expense increased by $9,000, or 11.4% to $88,000 for the nine months ended September 30, 2001, from $79,000 for the prior comparable period. The increase in interest expense is due to subordinated loan interest incurred during the second quarter of 2001.

         Total expenses, excluding interest expense, decreased by $147,000, or 5.1%, to $2,724,000 for the three months ended September 30, 2001 from $2,871,000 for the prior comparable period. Total expenses, excluding interest expense, decreased by $1,582,000, or 16.0%, to $8,284,000 for the nine months ended September 30, 2001 from $9,866,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2002.

         Compensation and benefits decreased by $113,000, or 10.2%, to $994,000 for the three months ended September 30, 2001 from $1,107,000 for the prior comparable period. Compensation and benefits decreased by $777,000, or 20.5%, to $3,005,000 for the nine months ended September 30, 2001 from $3,782,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 53.5% and 53.9%, respectively, for the nine months ended September 30, 2001 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

         Floor brokerage and clearing fees increased by $6,000, or 5.4%, to $118,000 for the three months ended September 30, 2001 from $112,000 for the prior comparable period. Floor brokerage and clearing fees decreased by $12,000, or 2.7%, to $436,000 for the nine months ended September 30, 2001 from $448,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

         Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, the DEM-MET Trust, decreased by $211,000, or 47.8%, to $230,000 for the three months ended September 30, 2001 from $441,000 for the prior comparable period. Management fees decreased by $440,000, or 34.6%, to $833,000 for the nine months ended September 30, 2001 from $1,273,000 for the prior comparable period. The decrease in management fee expense largely reflects the trend in assets under management noted above in the investment management fee revenue analysis.

         Depreciation and amortization expense increased by $36,000, or 10.2% to $388,000 for the three months ended September 30, 2001 from $352,000 for the prior comparable period. Depreciation and amortization expense increased by $137,000, or 13.0% to $1,188,000 for the nine months ended September 30, 2001 from $1,051,000 for the prior comparable period. The increase was due to depreciation for capitalized website development costs which began during the last quarter of calendar year 2000. These expenses primarily include merger related amortization.

         Other expenses increased by $135,000, or 15.7%, to $994,000 for the three months ended September 30, 2001 from $859,000 for the prior comparable period. Other expenses decreased by $490,000, or 14.8%, to $2,822,000 for the nine months ended September 30, 2001 from $3,312,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, travel expense, and conference and seminar costs. The decrease in these costs is the result of a change in business strategy to operating performance and profitability. Other expenses increased for the three months ended September 30, 2001 due to development costs associated with Chapman Network Inc. Expenses for Chapman Network include website, consulting fees, and other startup administrative costs.

         Excluding depreciation and the amortization of intangibles, eChapman realized a net loss from operations of $115,000 for the three months ended September 30, 2001, compared to an operating gain of $20,000 for the prior comparable period. Excluding depreciation, the amortization of intangibles, and one time charges, eChapman realized an operating loss of $577,000, a decrease of $1,227,000 or 68.0%, for the nine months ended September 30, 2001 from an operating loss of $1,804,000 for the prior comparable period.

         The net loss, including depreciation and the amortization of intangibles, increased by $171,000, or 51.5%, to $503,000 for the three months ended September 30, 2001 from $332,000 for the prior comparable period. The net loss decreased by $192,000, or 6.7%, to $2,663,000 for the nine months ended September 30, 2001 from $2,855,000 for the prior comparable period. These changes are due to items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, eChapman had cash and cash equivalents of $543,000 and a $1,790,000 cash deposit held by its clearing agent related to its investment in proprietary stock. eChapman also had a $948,000 margin loan payable, net to its clearing agent related to its investment in proprietary stock.

         With the exception of goodwill and other intangible assets which amount to $22,892,000 as of September 30, 2001, our assets are reasonably liquid, with a majority consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending on the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of September 30, 2001 were $28,471,000.

         The Chapman Co. and Chapman On-Line are subject to the net capital rules of the SEC. As such, The Chapman Co. and Chapman On-Line are subject to certain restrictions on the use of capital and their related liquidity.

         As of September 30, 2001, eChapman had outstanding advances to its majority stockholder in the amount of $1,275,000 including the average weighted accrued interest of 5.8%.

         On July 20, 2001, eChapman purchased the net assets of NetNoir, Inc. This acquisition, made by a combination of cash and eChapman stock, will enable the strategic expansion of eChapman financial services and media distribution by its Chapman Network, Inc. division.

         eChapman's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of the business. These reviews take into account business needs as well as regulatory capital requirements. eChapman anticipates that its cash and other liquid assets on hand as of September 30, 2001 will be sufficient to fund its operations. This capital should be adequate for eChapman to meet its capital requirements and to conduct its brokerage and underwriting activity. To the extent that eChapman's liquid resources and cash provided by operations are not adequate to meet its capital requirements, eChapman may need to raise additional capital through loans or equity, and may be unable to participate in some brokerage or underwriting opportunities. There can be no assurance that eChapman will be able to borrow funds or raise additional equity.


PART 2 - OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds

On 7/20/2001, eChapman issued 111,111 shares of common stock, par value $ .001 per share, to the following persons :


Name                                                 Number of Shares


America OnLine, Inc.                                 18,215

Alliance Enterprises Corporation                     18,215

Polestar Capital, Inc.                               16,393

MMG Ventures, L.P.                                   14,572

Melodie Cunningham                                   18,215

Terry L. Jones                                       7, 286

Syndicated Communications, Inc.                     18, 215


         eChapman issued these securities in partial payment of its obligations under an asset purchase agreement dated July 20, 2001 between eChapman and Netnoir, Inc. pursuant to which eChapman acquired certain assets of Netnoir, Inc.

         eChapman issued these securities in a transaction that did not involve a public offering in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, ( the " Securities Act") set forth in Section 4(2) of the Securities Act.

Item 6                  Exhibits and Reports on Form 8-K

A.       Exhibits required by Item 601 of Regulation S-B

         Exhibit 10.1 $ 90,113.94 Promissory Note to eChapman.com from Nathan A. Chapman Jr. dated as of September 30, 2001 ( Filed herewith)

B.       Reports on Form 8-K.
         None.
                                       17

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

                               Date:  November 14, 2001

                                      /s/ DEMETRIS B. BROWN

                                  ----------------------------------
                                      Demetris B. Brown
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                       and Principal Accounting Officer)

                               Date:  November 14, 2001