Form 10KSB
period 2001-12-31
ECHAPMAN INC
filed 2002-04-16
CIK 1096114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT
                                    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                                                 Commission file number: 0-28123

                               eCHAPMAN, INC.
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

         Issuer's telephone number, including area code: (410) 625-9656 Securities registered pursuant to Section 12(b) of the Exchange Act: No Securities registered pursuant to Section 12(b) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $7,713,000.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on February 28, 2002 was $475,800.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of outstanding shares of Common Stock of the registrant as of February 28, 2002 was 12,281,096. Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 and selected portions of the Proxy Statement pertaining to the 2002 Annual Meeting are incorporated herein by reference into Parts II and III.

THIS FILING ON FORM 10-K INCLUDES UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE eCHAPMAN, INC. ("eCHAPMAN") ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP (eCHAPMAN'S INDEPENDENT AUDITORS THROUGH MARCH 14,
2002) ISSUE A MANUALLY SIGNED AUDIT REPORT WITH RESPECT TO THOSE FINANCIAL STATEMENTS. SEE RISK FACTORS ENTITLED "WE HAVE TERMINATED OUR RELATIONSHIP WITH ARTHUR ANDERSEN, LLP AS OUR INDEPENDENT AUDITORS" "WE HAVE RETAINED NEW INDEPENDENT AUDITORS EFFECTIVE MARCH 14, 2002," "THIS FILING ON FORM 10-K CONTAINS UNAUDITED FINANCIAL STATEMENTS, WHICH MAY BE SUBSTANTIALLY DIFFERENT THAN THE AUDITED FINANCIAL STATEMENTS WE INTEND TO FILE BY AMENDMENT TO THIS FORM 10-K NO LATER THAN MAY 31, 2002," AT PAGES 27, 23, AND 23 HEREIN. SEE "FINANCIAL STATEMENTS," AT PAGES F-3 THROUGH F-4 HEREIN. SEE "CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE," AT PAGE
27. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RECENT DEVELOPMENTS," AT PAGE 27 HEREIN.

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                           ----
Part I                                                                                                       3
Item 1.    Description Of Business                                                                           3
Item 2.    Description Of Property                                                                          19
Item 3.    Legal Proceedings                                                                                20
Item 4.    Submission Of Matters To A Vote Of Security Holders                                              21
Part II                                                                                                     21
Item 5.    Market For Common Equity And Related Stockholder Matters                                         22
Item 5a.   Risk Factors                                                                                     22
Item 6.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations            27
Item 7.    Financial Statements                                                                             27
Item 8.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure             27
Part III                                                                                                    27
Item 9.    Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a)
           Of The Exchange Act                                                                              27
Item 10.   Executive Compensation                                                                           28
Item 11.   Security Ownership Of Certain Beneficial Owners And Management                                   28
Item 12.   Certain Relationships And Related Transactions                                                   28
Item 13.   Exhibit, List And Reports On Form 8-K                                                            28



Domestic Emerging Markets(R) and DEM(R) Are Registered Trademarks and DEM Profile(TM), DEM Universe(TM), DEM Company(TM), DEM Index(TM) and the stylized C-Eagle logo are trademarks of Nathan A. Chapman, Jr.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

                                     GENERAL

eChapman (eChapman) is a strategically integrated financial service organization designed to provide innovative financial service offerings and asset management solutions. eChapman brings together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc., along with Chapman Network, Inc., which provides opportunities for on-line distribution of financial services and information. Effective June 20, 2000 , Chapman Holdings, Inc. (CHI), Chapman Capital Management Holdings, Inc. (CCMHI) and subsidiary and Chapman Insurance Holdings, Inc. (CIH) and subsidiary merged into separate wholly owned subsidiaries of eChapman (collectively, the Company).

eChapman, Inc. was incorporated in Maryland on May 14, 1999, and effective June 20,2000, completed a series of mergers such that it now has four indirect operating subsidiaries.

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

o Chapman Capital Management, Inc., which was incorporated in the District of Columbia in 1987, is a registered investment adviser that acts as financial adviser to separate accounts, and a family of mutual funds.

o The Chapman Insurance Agency Incorporated, which was incorporated in Maryland in 1987, is an insurance agency with limited operations to date.

o Chapman Network offers media, advertising, and a variety of lifestyle, news, education, and cultural content selected to appeal particularly to the African-American, Asian-American, Hispanic-American and women market segments. We refer to these groups collectively as the Domestic Emerging Markets, or DEM, community. An agreement to purchase the assets of NetNoir, Inc. was completed July 20, 2001

                                    STRATEGY

In the mid-1990s, Nathan A. Chapman, Jr., the founder, President, Chairman and majority stockholder, pioneered an investment management strategy that consists of managing portfolios invested in securities of companies controlled by members of the DEM community. We refer to U.S. companies which are controlled by members of the DEM community as DEM companies. In order for a specific company to be controlled by a member of the DEM community, at least 10% of the company's outstanding voting securities must be beneficially owned by members of one or more of the segments of the DEM community and at least one of the company's top three executive officers (chairman, chief executive officer or president) must be a member of one or more of the segments of the DEM community.

Chapman Capital Management was the first investment management firm to establish the DEM strategy as an investment option when it launched DEM, Inc., a closed end investment management company, in 1995. A mutual fund managed by Chapman Capital Management using the DEM strategy is included as an investment option in certain retirement plans. At February 28, 2002, Chapman Capital Management had assets managed under the DEM strategy of $283 million.

The Chapman Co. uses the DEM strategy in its brokerage and investment banking business by participating in syndicates for underwritings of DEM companies, publishing research on DEM companies, and acting as distributor for the mutual funds that Chapman Capital Management manages according to the DEM strategy.

Our management team has recognized the broad economic, market and sector challenges faced by our country and the world during calendar year 2001. Our online brokerage operations is symbolic of what's going on across all industries. During this period, several minority portals have discontinued operations and others have merged with similar web sites in order to achieve economies of scale and continue operations. Our on-line strategy and projected internet marketing strategy, subject to broader market forces has been reevaluated to be in line with current industry demand. As a consequence of this reevaluation, we have substantially reduced the scope of our efforts in this area. This change will permit us to focus our resources on our core businesses of investment management, investment banking and brokerage.

              SECURITIES BROKERAGE AND INVESTMENT BANKING SERVICES

Our securities brokerage and investment banking subsidiary, The Chapman Co., uses the DEM strategy in its business by marketing financial services, primarily investment banking services, to DEM companies. We have identified over 170 DEM companies with which we seek to establish relationships. Our target client with respect to our brokerage and investment banking services are small capitalization companies traded in the over-the-counter market and privately-held companies undertaking an initial public offering.

BROKERAGE SERVICES

The Chapman Co. is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, and Puerto Rico and is a member firm of the NASD. The Chapman Co. provides brokerage services to institutional and retail clients.

The Chapman Co. charges commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. The Chapman Co.'s primary source of revenue for its brokerage business has historically been commissions generated from institutional brokerage. The Chapman Co.'s institutional clients include investment managers, corporate retirement plans and municipal retirement plan sponsors. The Chapman Co. maintains floor broker relationships on the New York, American and Chicago Stock Exchanges and executes buy and sell orders in the over-the-counter markets. Approximately 25.15% of our revenue during the year ended December 31, 2001 was derived from our brokerage business.

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

The Chapman Co. also participates in fixed income secondary market trading in government securities primarily for fixed income investment managers, municipal treasurers and other investment professionals. This business is done on a competitive basis where The Chapman Co. acts as a broker. Approximately 5.09% of our revenue during the year ended December 31, 2001 was derived from secondary market trading.

The Chapman Co. is approved to be a registered market-maker for the securities of up to five companies at any time, including eChapman. During the year ended December 31, 2001, The Chapman Co. only made a market in the securities of eChapman.

The Chapman Co.'s trading activities involve the purchase, sale or short sale of securities as a principal, and, accordingly, involve risks of a change in market price of these securities and of a decrease in the liquidity of markets, which can limit our ability to sell securities purchased or to purchase securities sold in such transactions. The stock of eChapman held by The Chapman Co. in its market making inventory is recorded in the equity section of our balance sheet at cost like treasury stock. The Chapman Co. experienced a gain on trading of $50,000 for the year ended December 31, 2001 and a loss on trading of $360,000 for the year ended December 31, 2000. As of December 31, 2001 and 2000 The Chapman Co.'s inventory of market-making securities was $0 and $644,000, respectively.

CORPORATE FINANCE

To date, The Chapman Co.'s corporate finance activities have been limited primarily to participation in syndicates. Approximately .86% of our revenue during the year ended December 31, 2001 was derived from corporate finance transactions.


GOVERNMENT FINANCE

The Chapman Co. participates in the tax-exempt public finance market and has managed, primarily as co-manager, more than 500 transactions in 23 states and the District of Columbia, including approximately 116 transactions in the past two years. More than half of the total dollar amount of these transactions has been with jurisdictions located in California, Pennsylvania, and Tennessee.

Approximately 20.27% of our revenue during the year ended December 31, 2001 was derived from management fees, financial advisory fees and selling concessions in public finance transactions. The Chapman Co. currently employs five investment bankers whose primary responsibility is the development of its public finance business.

INVESTMENT ADVISORY SERVICES

Our investment advisory subsidiary, Chapman Capital Management, currently manages two active mutual funds: the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman Funds, Inc., an open-end management investment company registered under the Investment Company Act of 1940. Chapman Capital Management has also formed and managed one private investment trust, the DEM-MET Trust. Chapman Capital Management also advises corporate, institutional and individual investors on a separate account basis.

As of February 28, 2002, Chapman Capital Management's total assets under management attributable to mutual funds were approximately 31.7% of its total assets under management.

DEM Equity Fund is a non-diversified portfolio of The Chapman Funds, Inc. The principal investment objective of the DEM Equity Fund is aggressive long-term growth through investment in equity securities of DEM companies. As of February 28, 2002, the DEM Equity Fund had approximately $13.6 million in assets. The DEM Equity Fund commenced operations in April 1998.

The Chapman U.S. Treasury Money Fund, also a portfolio of The Chapman Funds, Inc., invests solely in short-term direct obligations of the U.S. Government and repurchase agreements collateralized fully by direct obligations of the U.S. Government. This fund is intended primarily for state and local governments and their authorities and agencies. As of February 28, 2002, The Chapman U.S. Treasury Money Fund had $75.8 million in assets. The Chapman U.S. Treasury Money Fund began operations in June 1989.

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

At December 31, 2001 the DEM-MET trust had assets of $211 million. The DEM-MET Trust was liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships.

Chapman Capital Management also provides investment advisory services to separate accounts under individual investment advisory agreements. Chapman Capital Management manages equity and debt portfolios with varied investment objectives including long term capital appreciation and current income. As of February 28, 2002, approximately 68.3% of the separate accounts under management incorporate the DEM strategy as an investment objective.

As of February 28, 2002, Chapman Capital Management managed approximately $193 million in assets for separate accounts, of which approximately $191 million was invested under the DEM Strategy.

MARKETING AND CUSTOMER SERVICE

Chapman Capital Management's marketing strategy focuses on distribution of its separate account and proprietary investment products through a variety of channels. We seek to market our investment products to public pension fund sponsors, defined contribution plan distributors, and high net worth individuals. Our marketing strategy encompasses distribution of our proprietary products through separate account assignments, and wholesale agreements with financial intermediaries. Additionally, Chapman Capital Management seeks to remain the primary source for investment in the Domestic Emerging Markets.

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

RESEARCH

As of February 28, 2001, Chapman Capital Management employed two portfolio managers. Chapman Capital Management currently employs one buy-side analyst to assist the portfolio managers in investment research, monitoring of investment opportunities and the development and maintenance of Chapman Capital Management's proprietary DEM valuation and screening model. Chapman Capital Management also utilizes the research services of The Chapman Co. for coverage of DEM companies.

DEPENDENCE ON KEY INVESTMENT MANAGEMENT CLIENTS

At December 31, 2001 the DEM-MET trust had two clients with total assets of $211 million. The DEM-MET Trust was liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships.

Our advisory fee revenue will be reduced by the impact of the termination of the DEM-ME Trust. These assets and revenue reductions may be offset by inflows of assets in other products. But we can not guarantee that inflows of assets will occur.

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

eCHAPMAN INTERNET PORTAL

We have considerably reduced the scope of our internet strategy, symbolic of what has occurred in the financial and technology markets.

The purchase of the assets of NetNoir, Inc. during the third quarter of calendar year 2001, resulted in an expansion of services offered by The Chapman Network, the Firms's online marketing affiliate.

The firm continues to reevaluate its online marketing and distribution strategy.

ON-LINE TRADING

Chapman On-Line, Inc. is registered as a broker-dealer with the SEC and in the District of Columbia, Maryland, Virginia and South Carolina and is a member firm of the NASD. Chapman On-Line provides brokerage services to retail clients through the eChapman web site.

Chapman On-Line charges commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. Chapman On-Line commenced operations in April 2000 and was not a significant source of our revenue during the year ended December 31, 2001. The on-line brokerage market has been impacted by uncertantity in the market, the effects of September 11, and the economic recession. The Firm has reevaluated its on-line brokerage strategy and projects that on-line brokerage will not be a significant source of future revenue, consistent with industry trends.

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

The Chapman Co. and Chapman On-Line are each registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as The Chapman Co.'s primary regulator. The NASD adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Chapman Co. is registered as a broker-dealer in 50 states and the District of Columbia and Puerto Rico. Chapman On-Line is registered as a broker-dealer in the District of Columbia, Maryland, Virginia and South Carolina and is a member firm of the NASD.

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

As of December 31, 2000, The Chapman Co., a subsidiary of eChapman, had less than the minimum net capital required to meet the SEC net capital rule. This net capital deficiency was corrected as of March 8, 2001, at which time The Chapman Co. was in compliance with the net capital rule and had net capital of $627,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of 1.68-to-1. On March 9, 2001, The Chapman Co. filed a notice of noncompliance with the net capital rule with the SEC and the NASD. The SEC and NASD have not indicated what, if any, action either may take as a result of The Chapman Co.'s net capital noncompliance.

As of December 31, 2001, The Chapman Co., a subsidiary of eChapman, was in compliance with the SEC net capital rule and had net capital of $797,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of .33-to-1.

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

Chapman Capital Management is registered with the SEC under the Investment Advisers Act of 1940 and is subject to examination by the SEC. Under Section 206 of the Advisers Act, it is unlawful for any investment advisor to:

o Employ any device, scheme, or artifice to defraud any client or prospective client

o Engage in any transaction, practice, or course of business which operates as a fraud or deceit upon any client or prospective client

o Engage in any act, practice, or course of business which is fraudulent, deceptive or manipulative. The Advisers Act imposes numerous other obligations on registered investment advisors including:

- Fiduciary duties

- Recordkeeping requirements

- Operational requirements

- Disclosure obligations

The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration. Any failure to comply with the requirements of the SEC could have a material adverse effect on eChapman.

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

Chapman Capital Management derives a large portion of its revenues from its investment company management agreements. Under the Advisers Act, the Company's investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, advisory agreements with registered investment companies such as the mutual funds managed by Chapman Capital Management terminate automatically upon assignment. The term assignment is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Chapman Capital Management.

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

o User privacy, including sending of unsolicited email or spamming

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

o eChapman(TM)

o NET NOIR(SM)

o Chocolate Kisses(SM)

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

                                    EMPLOYEES

As of February 28, 2002, we had 39 full-time employees, including 23 registered representatives.

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


o Chicago, Illinois--one year lease expiring October 2002

o Dallas, Texas--six month lease with automatic six month extensions

In addition, we lease office space on a month-to-month basis in San Francisco, California, Philadelphia, Pennsylvania and Memphis, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

eChapman is currently a named respondent in an arbitration before the NASD in a matter entitled Roosevelt & Vivian McCorvey v. Nathan Chapman, et al., NASD Arbitration No. 00-04276. This proceeding commenced in October, 2000. The claimants assert violations of (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder; (ii) Section 17(a) of the Securities Act of 1933; (iii) the antifraud provisions of the securities laws of the State of Alabama and the District of Columbia; (iv) various provisions of the NASD Conduct and other Rules, including prohibitions against fraud, misrepresentations, omissions, excessive mark-ups, unfair and unjust trading, dealing and business practices; and (v) applicable common law regarding, among other things, fraud, breach of fiduciary duty, breach of contract and intentional, reckless, and/or negligent misrepresentation. These allegations have been made with respect to claimants' purchase and holding of 100 shares of Series B Preferred Stock in The Chapman Co. in November of 1994 for $100,000 which (subsequently representing stock in eChapman as a result of various reorganizations) was sold in July, 2000 for approximately $67,000. Claimants demand (i) a sum of money or shares of stock in the Company based on the allegation that they should have received 500,000 shares of Series B Stock in 1994 for their $100,000 investment in The Chapman Co.; (ii) financing costs of approximately $50,000; (iii) punitive damages; (iv) attorneys fees and costs; and (v) interest on amounts due.

eChapman is currently defending an arbitration before the NASD in a matter entitled MTG Partners v. Nathan Chapman, et al., NASD Arbitration No. 00-04875. This proceeding commenced in November, 2000. MTG Partners make essentially parallel allegations to those set forth in the McCorvey arbitration described above and seek parallel relief.

In connection with these arbitrations, Ferris, Baker Watts,[nb]Inc. (Ferris) made demand upon eChapman for indemnification and a defense as required under the agreements between eChapman and Ferris in connection with the public offerings involving The Chapman Co. and eChapman with respect to which Ferris acted as qualified independent underwriter as required under applicable NASD Rules and in connection with which Ferris delivered a fairness opinion regarding certain aspects of the reorganization of eChapman and its subsidiaries. eChapman, subject to reserving its rights, has accepted and is providing a defense. A similar agreement runs to the benefit of Tucker Anthony Clear Gull, which also delivered a fairness opinion in connection with the reorganization of eChapman and its subsidiaries.

eChapman has filed claims under its various insurance policies with its insurance carrier, which is investigating the extent of any coverage. Deductibles range from $50,000 to $250,000 under these policies. eChapman intends to defend vigorously these arbitrations.

The Chapman Company is also currently a named respondent in an arbitration before the NASD in a matter entitled Lewis G. Herrmann and Florence Herrmann as Trustees of the Hermann Family Trust v. Miller & Schroeder Financial, Inc., et al. NASD Arbitration No. 01-05806. This proceeding commenced in January 2002. The Claimants assert violations of fraudulent underwriting, recommendation, offer, and sale of unrated municipal bonds. Claimants also allege fraudulent operations and sales practices violation targeting elderly persons. The Chapman Company is a named respondent through its participation with Miller and Schroeder Financial as a co- underwriter in the CME - Jackson Avenue bonds. Claimants demand (i)$3,300,000 in damages, (ii) treble damages for elder abuse,
(iii) attorneys fees and costs. The Chapman Company has had no interaction with the Claimants and is a named Respondent via participation as a co- underwriter. The Chapman Company intends to vigorously defend this arbitration.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            MARKET PRICE INFORMATION

eChapman common stock is traded in the over-the-counter market and prices for eChapman common stock are quoted on the Nasdaq National Market under the symbol ECMN. The following table sets forth the high and low bid prices of eChapman common stock as reported on the Nasdaq National Market.



-----------------

                                                        COMMON STOCK
PERIOD                                                     (ECMN)
                                                 High                Low
2002
         1st Quarter (1)                        $1.50               $0.07
2001
         4th Quarter                            $2.05               $0.26
         3rd Quarter                            $2.75               $2.05
         2nd Quarter                            $2.89               $2.24
         1st Quarter                            $3.97               $2.97

2000
         4th Quarter                            $7.13               $2.97
         3rd Quarter                            $7.38               $6.88
         2nd Quarter                            $13                 $7
-----------------


(1) Through February 28, 2002.

On March 25, 2002, there were approximately 1,246 holders of record of eChapman common stock. As of February 28, 2002, there were 12,281,096 outstanding shares of eChapman common stock.


                                    DIVIDENDS

eChapman has never declared or paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon eChapman's earnings, if any, its financial condition, and other relevant factors.

                     RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2001, eChapman did not issue any securities without registration under the Securities Act of 1933.

ITEM 5A. RISK FACTORS

               WARNING AS TO OUR USE OF FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements concerning eCHAPMAN. These forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us at the time such statements are made. The discussion of our business strategy is not based on historical facts but is comprised of forward looking statements based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate. When we use words such as anticipate, believe, estimate, intend and similar expressions in this prospectus, we intend to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below, the matters set forth or incorporated in this report generally and economic and business factors, some of which are beyond our control. In analyzing our company, you should carefully consider, along with other matters referred to in this report, the risk factors detailed in this Risk Factors section and throughout this report and future reports issued by our company.

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

THIS FILING ON FORM 10-KSB CONTAINS UNAUDITED FINANCIAL STATEMENTS, WHICH MAY BE SUBSTANTIALLY DIFFERENT THAN THE AUDITED FINANCIAL STATEMENTS WE INTEND TO FILE BY AMENDMENT TO THIS FORM 10-K NO LATER THAN MAY 31, 2002.

On March 14, 2002, the Board of Directors of eChapman terminated Arthur Andersen LLP as its independent auditors. The Board of Directors elected to terminate Arthur Andersen LLP because Arthur Andersen LLP indicated that it would not be able to issue the Company's audited financial statements within a reasonable timeframe, enabling us to file eChapman's Form 10-KSB within the prescribed deadlines, as well as in light of the fact that Arthur Andersen LLP has recently been indicted for obstruction of justice charges, which caused the Board of Directors to have substantial concerns about the ability of Arthur Andersen LLP to certify and stand by any report they might issue in connection with their review of the Company's financial statements. Arthur Andersen, LLP has indicated that its inability to timely prepare the audited financial statements for the company was due to the fact that Arthur Andersen had not received any notification from the management of eChapman about a formal non-public investigation which has been undertaken by the Securities and Exchange Commission relating to the initial public offering of eChapman or the fact that eChapman had received a letter from the Securities and Exchange Commission, describing certain deficiencies noted by the Securities and Exchange Commission in connection with a routine annual audit and examination of the books and records of the Chapman Funds, Inc (affiliate) and Chapman Capital Management, Inc. (a subsidiary)


WE HAVE RETAINED NEW INDEPENDENT AUDITORS EFFECTIVE MARCH 14, 2002

As a result of eChapman's termination of Arthur Andersen, LLP, eChapman has retained the accounting firm Wilkens McNair P.C. to serve as its new independent auditors. EChapman has a limited history with Wilkens McNair, P.C. and cannot guarantee that the new independent auditors can adequately fulfill the needs of eChapman in connection with the preparation of its audited financial statements.

THIS FILING ON FORM 10-KSB CONTAINS UNAUDITED FINANCIAL STATEMENTS, WHICH MAY BE SUBSTANTIALLY DIFFERENT THAN THE AUDITED FINANCIAL STATEMENTS WE INTEND TO FILE BY AMENDMENT TO THIS FORM 10K NO LATER THAN MAY 31, 2002.


eChapman is filing unaudited financial statements with Form 10-KSB in reliance on Temporary Note 2T to Article 3 of Regulation S-X. No auditor has opined that the unaudited financial statements contained herein present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity of the Company or the financial highlights for each of the periods reported in accordance with generally accepted accounting principles. eChapman will file audited financial statements by amendment to this Form 10-KSB no later than May 31, 2002. Wilkins McNair, P.C., eChapman's new independent auditor has provided eChapman with reasonable assurances that the audit of eChapman can be completed by that time. However, there can be no assurance that the financial statements contained in this Form 10-KSB will not be substantially and materially different than the audited financial statements to be prepared by Wilkins McNair, P.C. and filed by amendment to this Form 10-KSB.

WE ARE CURRENTLY THE SUBJECT OF A FORMAL NON-PUBLIC INVESTIGATION UNDERTAKEN BY THE SECURITIES AND EXCHANGE COMMISSION RELATING TO THE INITIAL PUBLIC OFFERING OF THE COMPANY AND CERTAIN SALES AND RECORD-KEEPING PRACTICES OF THE CHAPMAN COMPANY.

Although we cannot not express an opinion as to the final outcome of the Securities and Exchange Commission inquiry, an adverse finding with respect to the aforementioned investigation could impact the Company's ability to properly conduct its business, its ability to maintain its Nasdaq National Market listing, and could negatively impact eChapman's results of operations, financial position, cash flows or changes in shareholders' equity. The investigation is ongoing.

WE HAVE BEEN NOTIFIED BY THE NASDAQ THAT THE COMPANY FAILS TO COMPLY WITH THE MINIMUM BID PRICE REQUIREMENT FOR CONTINUED LISTING AS SET FORTH IN MARKETPLACE RULE 4310.

On February 15, 2002, we received a Nasdaq Staff Determination Letter that the minimum bid price for eChapman fails to comply with the continued listing requirements under Marketplace Rule 4310 and that eChapman's common stock, therefore, was subject to delisting from the Nasdaq National Market. In the event that eChapman is delisted from the Nasdaq National Market there is no guarantee that eChapman will be able to sustain an adequate market for its securities on either the Over-The Counter Bulletin Board or the "Pink sheets". Any listing on either the Over-The Counter Bulletin Board or the " Pink Sheets" will substantially and materially impair the market that exists for the trade of our securities, which in turn have a material adverse effect on eChapman's results of operations, financial position, cash flows or changes in shareholders' equity.


MARKET DRIVEN ADJUSTMENTS TO ON-LINE STRATEGY

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

THE CHAPMAN CO. NET CAPITAL VIOLATION

As of December 31, 2001, The Chapman Co., a subsidiary of eChapman, was in compliance with the SEC net capital rule and had net capital of $797,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of .34-to-1.

As of December 31, 2000, The Chapman Co., a subsidiary of eChapman, had less than the minimum net capital required to meet the SEC net capital rule. This net capital deficiency was corrected as of March 8, 2001, at which time The Chapman Co. was in compliance with the net capital rule and had net capital of $627,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of 1.68-to-1. On March 9, 2001, The Chapman Co. filed a notice of noncompliance with the net capital rule with the SEC and the NASD. The SEC and NASD have not indicated what, if any, action either may take as a result of The Chapman Co.'s net capital noncompliance.


LIQUIDITY

To the extent that eChapman's liquid resources and cash provided by operations are not adequate to meet its operating expenses and capital requirements, eChapman may need to raise additional capital through loans or equity. There can be no assurance that eChapman will be able to borrow funds or raise additional capital.

OUR INVESTMENT ADVISORY SUBSIDIARY IS DEPENDENT ON A FEW MAJOR INVESTMENT MANAGEMENT CLIENTS, AND IF ANY OF THESE CLIENTS TERMINATED THEIR ADVISORY ARRANGEMENTS WITH US, OUR ADVISORY FEE REVENUE WOULD BE MATERIALLY REDUCED.


All of Chapman Capital Management's agreements with its advisory clients are terminable by the client upon short notice (typically 30-60 days prior written notice).

At December 31, 2001 the DEM-MET trust had two clients with total assets of $211 million. The DEM-MET Trust was liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships. Our advisory fee revenue will be reduced by the impact of these withdrawals. In our regular course of business clients contribute, withdraw and reallocate assets on a regular basis. These assets and revenue reductions may be offset by inflows of assets in other products. But we can not guarantee that inflows of assets will occur.

Because of the concentration of our assets under management with a limited number of customers, our assets under management at any time can fluctuate. If any of our key investment management clients terminate their advisory arrangements with us or make substantial withdrawals of their assets under management, our advisory fee revenue would be materially affected.

VOLATILITY OF BUSINESS

The Company's revenues and operating results may fluctuate from month to month, quarter to quarter and year to year due to a combination of factors, including the number of underwriting transactions in which the Company participates, access to public markets for companies in which the Company has invested as a principal, the level of institutional and retail brokerage transactions, and expenses of establishing new business units. The Company's revenues from an underwriting transaction are recorded only when the underwritten security commences trading; accordingly, the timing of the Company's recognition of revenue from a significant transaction can materially affect the Company's operating results. As a result, the Company could experience losses if demand for the above transactions declines faster than the Company's ability to change its cost structure.

In the normal course of operations of an investment manager, clients add investments to and withdraw investments from the asset portfolio. This activity is done by clients as they continue to make investment decisions and diversify their portfolio. The earnings from investment management is effected by the additions and withdrawals of investments under management.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by Item 6 is incorporated by reference from the information set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in the selected portions of the 2001 Annual Report to Stockholders filed as Exhibit 13.01 to this Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

Information required by Item 7 is incorporated by reference from the information set forth under the heading Financial Statements in the selected portions of the 2001 Annual Report to Stockholders filed as Exhibit 13.01 to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Termination of Arthur Andersen, LLP

         On March 14, 2002, eChapman terminated its relationship with Arthur Andersen LLP. The reports of Arthur Andersen on the 2000 and 1999 financial statements of the Company contained no adverse opinion, disclaimer of opinion or modification of the opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen did not issue a report on the 2001 financial statements of the Company. The decision to terminate Arthur Andersen LLP was recommended and approved by eChapman's Board of Directors.

         The Board of Directors elected to terminate Arthur Andersen LLP for the following reasons:

                  (1) Arthur Andersen indicated that it would be unable to issue the Company's audited financial statements by April 1, 2002, the Company's deadline for filing its Form 10-K for the fiscal year ended 2001; and

                  (2) The Board of Directors determined that, in light of recent events, including, but not limited to, the indictment of Arthur Andersen for obstruction of justice charges, there existed substantial concern as to whether Arthur Andersen would be able to certify and stand by any report they might issue in connection with their review of the Company's financial statements.

         eChapman had no disagreements with Arthur Andersen with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused it to make reference to the subject matter of the disagreement in connection with its report. Arthur Andersen LLC has indicated that its inability to timely prepare the audited financial statements for the Company was due to the fact that Arthur Andersen had not received any notification from the management of eChapman about either an informal investigation which has been undertaken by the Securities and Exchange Commission relating to the initial public offering of eChapman, or the fact that eChapman had received a letter from the Securities and Exchange Commission describing certain deficiencies that the Securities and Exchange Commission discovered in connection with a routine annual audit and examination of the books and records of the Chapman Funds, Inc. (an affiliate) and Chapman Capital Management, Inc. (a subsidiary). Upon receipt of this information, Arthur Andersen notified eChapman about its concern with respect to the issues raised by the Securities and Exchange Commission, as well as the Company's failure to notify Arthur Andersen of the investigation by the Securities and Exchange Commission or eChapman's communications with the Securities and Exchange Commission. eChapman did disclose these facts to Arthur Andersen on February 26, 2002 through its legal counsel. However, it is our understanding that the lateness of the disclosure coupled with Arthur Andersen's concern over the timing and substance of the disclosure caused Arthur Andersen to indicate that it would be unable to provide the audited financial statements within the prescribed deadline at which point eChapman began to consider whether or not to continue to retain Arthur Andersen as its independent auditor, a decision which was formalized on March 14, 2002.

         eChapman has authorized Arthur Andersen to respond fully to any inquiries the successor accountant, Wilkins McNair, P.C., might have concerning this or any other matter relating to eChapman. Additionally, the Company has requested that Arthur Andersen furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements, which it intends to file as amendment to the Form 8-K, filed March 20, 2002 with the SEC, which also contains this disclosure.

Wilkins McNair, P.C. Retained

         eChapman engaged Wilkins McNair, P.C. as its new independent accountants as of March 14, 2002. During the two most recent fiscal years and through March 14, 2002, eChapman has not consulted with Wilkins McNair regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on eChapman's consolidated financial statements, and no written report or oral advice was provided to eChapman that Wilkins McNair concluded was an important factor considered by eChapman in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

         eChapman has requested that Wilkins McNair furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. The Company will file an amendment to its Form 8-K when it receives such letter.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information regarding directors and executive officers required by Item 9 is incorporated by reference from the information set forth under the heading Proposal 1--Election of Directors--Directors and Executive Officers and --Section 16(a) Beneficial Ownership Reporting Compliance in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 14, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the information set forth under the heading Executive Compensation in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 14, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference from the information set forth under the heading Principal Stockholders in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 14, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference from the information set forth under the heading Certain Relationships and Related Transactions in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 14, 2002.

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

10.1 eChapman, Inc. 1999 Omnibus Stock Plan (Filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference)

10.2 Service Mark License Agreement between the Company and Nathan A. Chapman, Jr. dated November 12, 1999 (Filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference.)

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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

         (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

10.34 Amended and Restated Expense Limitation Agreement by and among The Chapman Funds, Inc., on behalf of The Chapman U.S. Treasury Money Fund, DEM Equity Fund, DEM Index Fund, DEM Multi-Manager Equity Fund and DEM Multi-Manager Bond Fund, and Chapman Capital Management, Inc. dated March 17, 2000 (Filed as Exhibit 10.43 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

10.35 Amendment No. 1 dated November 9, 2000 to Amended and Restated Expense Limitation Agreement dated March 17, 2000 between Chapman Capital Management, Inc. and The Chapman Funds, Inc. (Filed as Exhibit 4J to Post-Effective Amendment 25 to the Registration Statement of The Chapman Funds, Inc. on Form N-1A (File Nos.: 33-25716; 811-5697) as filed with the Securities and Exchange Commission on December 31, 1999 and hereby incorporated by reference)

10.36 $1,149,639 Promissory Note to eChapman. from Nathan A. Chapman, Jr. dated February 22, 2001 (Filed herewith)

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

23.1     Consent of Arthur Andersen LLP for period ended December 31, 2000

24.1     Power of Attorney (Filed herewith)

(b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the Fourth Quarter of 2001.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 eChapman, INC.





Dated: April 15, 2002                       By: /S/ NATHAN A. CHAPMAN, JR.
                                                --------------------------
                                                Nathan A. Chapman, Jr.
                                                PRESIDENT



In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



SIGNATURES                                         TITLE & CAPACITY                   DATE
----------                                         ----------------                   ----
                                                   President and Director
/S/ NATHAN A. CHAPMAN, JR.                         (Principal Executive Officer)      April 15, 2002
--------------------------
Nathan A. Chapman, Jr.
                                                   Chief Financial Officer
/S/ DEMETRIS B. BROWN                              (Principal Financial and           April 15, 2002
---------------------                              Accounting Officer)
Demetris B. Brown

The Entire Board of Directors

    /s/  Nathan A. Chapman, Jr.               /s/  Raymond Haysbert
----------------------------------       --------------------------------------
         Nathan A. Chapman, Jr.                    Raymond Haysbert

    /s/  Earl U. Bravo, Sr.                   /s/  Mark Jefferson
----------------------------------       --------------------------------------
         Earl U. Bravo, Sr.                        Mark Jefferson

    /s/  Donald V. Watkins                    /s/  Adolph D. Washington
----------------------------------       --------------------------------------
         Donald V. Watkins                         Adolph D. Washington


    /s/  Lottie H. Shackelford                /s/  Theron Stokes
----------------------------------       --------------------------------------
         Lottie H. Shackelford                     Theron Stokes

By: /S/ NATHAN A. CHAPMAN, JR.                                                        April 15, 2002
    --------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                  EXHIBIT INDEX


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

10.1 eChapman, Inc. 1999 Omnibus Stock Plan (Filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference)

10.2 Service Mark License Agreement between the Company and Nathan A. Chapman, Jr. dated November 12, 1999 (Filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference.)

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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

         (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

10.34 Amended and Restated Expense Limitation Agreement by and among The Chapman Funds, Inc., on behalf of The Chapman U.S. Treasury Money Fund, DEM Equity Fund, DEM Index Fund, DEM Multi-Manager Equity Fund and DEM Multi-Manager Bond Fund, and Chapman Capital Management, Inc. dated March 17, 2000 (Filed as Exhibit 10.43 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-91251) as filed with the Securities and Exchange Commission on March 30, 2000 and hereby incorporated by reference)

10.35 Amendment No. 1 dated November 9, 2000 to Amended and Restated Expense Limitation Agreement dated March 17, 2000 between Chapman Capital Management, Inc. and The Chapman Funds, Inc. (Filed as Exhibit 4J to Post-Effective Amendment 25 to the Registration Statement of The Chapman Funds, Inc. on Form N-1A (File Nos.: 33-25716; 811-5697) as filed with the Securities and Exchange Commission on December 31, 1999 and hereby incorporated by reference)

10.36 $1,149,639 Promissory Note to eChapman. from Nathan A. Chapman, Jr. dated February 22, 2001 (Filed herewith)

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

23.1     Consent of Arthur Andersen LLP for period ended December 31, 2000

24.1     Power of Attorney (Filed herewith)

(b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the Fourth Quarter of 2001.