Form 10KSB/A
period 2001-12-31
ECHAPMAN INC
filed 2002-04-24
CIK 1096114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

THIS FILING ON FORM 10-K INCLUDES UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE eCHAPMAN, INC. ("eCHAPMAN") ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP (eCHAPMAN'S INDEPENDENT AUDITORS THROUGH MARCH 14,
2002) ISSUE A MANUALLY SIGNED AUDIT REPORT WITH RESPECT TO THOSE FINANCIAL STATEMENTS. SEE RISK FACTORS ENTITLED "WE HAVE TERMINATED OUR RELATIONSHIP WITH ARTHUR ANDERSEN, LLP AS OUR INDEPENDENT AUDITORS" "WE HAVE RETAINED NEW INDEPENDENT AUDITORS EFFECTIVE MARCH 14, 2002," "THIS FILING ON FORM 10-K CONTAINS UNAUDITED FINANCIAL STATEMENTS, WHICH MAY BE SUBSTANTIALLY DIFFERENT THAN THE AUDITED FINANCIAL STATEMENTS WE INTEND TO FILE BY AMENDMENT TO THIS FORM 10-K NO LATER THAN MAY 31, 2002. SEE "FINANCIAL STATEMENTS" AND "CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE."


                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                           ----
Part I                                                                                                       3
Item 1.    Description Of Business                                                                           3
Item 2.    Description Of Property                                                                          12
Item 3.    Legal Proceedings                                                                                12
Item 4.    Submission Of Matters To A Vote Of Security Holders                                              13
Part II                                                                                                     13
Item 5.    Market For Common Equity And Related Stockholder Matters                                         13
Item 5a.   Risk Factors                                                                                     14
Item 6.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations            17
Item 7.    Financial Statements                                                                             22
Item 8.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure             22
Part III                                                                                                    23
Item 9.    Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a)
           Of The Exchange Act                                                                              23
Item 10.   Executive Compensation                                                                           23
Item 11.   Security Ownership Of Certain Beneficial Owners And Management                                   23
Item 12.   Certain Relationships And Related Transactions                                                   23
Item 13.   Exhibit, List And Reports On Form 8-K                                                            24





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

eChapman, Inc. was incorporated in Maryland on May 14, 1999, and effective June 20, 2000, completed a series of mergers such that it now has four indirect operating subsidiaries.

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

Chapman Network offers media, advertising, and a variety of lifestyle, news, education, and cultural content. An agreement to purchase the assets of NetNoir, Inc. was completed July 20, 2001, resulting in an expansion of services offered by the Chapman Network. Chapman Online, Inc., an integral component of eChapman's interactive on-line community, is the online brokerage unit of eChapman. Chapman Online offers online stock and options trading. The Chapman Company is a full service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and market making, and trading. Chapman Capital Management is a registered investment advisor that acts as financial advisor to separate accounts, and a family of mutual funds. The Chapman Insurance Agency sells annuity products on an agency basis.

RESULTS OF OPERATIONS

                            PRO FORMA FINANCIAL DATA

eChapman was incorporated on May 14, 1999. We have not provided an analysis of the financial condition and results of operations for the year ended December 31, 2000 and as a comparison to December 31, 1999, since eChapman's operations did not materially commence until the completion of the mergers of Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings, and their related subsidiaries with and into eChapman on June 20, 2000, as discussed above in the Overview. We have provided such an analysis for the year ended December 31, 2001 and the Pro Forma year ended December 31, 2000 below.

The following unaudited pro forma consolidated statements of operations are provided for informational purposes only and do not purport to present the actual results of operations of eChapman. The unaudited pro forma consolidated statements of operations should be read in conjunction with the historical unaudited consolidated financial statements of eChapman, including the related notes, included elsewhere in this document.

The unaudited pro forma consolidated statement of operations gives effect to the consolidation of eChapman for the period December 31, 2001 compared to the year ended December 31, 2000. Because the eChapman, Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings merger was a merger of companies under common control, their merger was accounted for similar to a pooling of interest.

The following table reflects items in the pro forma consolidated statement of operations of eChapman and subsidiaries as dollar amounts and as percentage of total net revenue.

                         eCHAPMAN, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                  YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------

                                                                     2001                                   2000
                                                     --------------------------------------     -------------------------------

                                                                             PERCENTAGE OF                      PERCENTAGE OF
                                                        AMOUNTS           TOTAL NET REVENUE         AMOUNTS   TOTAL NET REVENUE
                                                     --------------------------------------     -------------------------------

REVENUE:
Commissions                                          $  3,628,000                 47.6%         $  3,043,000          32.4%
Underwriting and management fees                          643,000                  8.4             1,113,000          11.9
Investment management fees                              3,779,000                 49.6             5,237,000          55.8
Interest, dividends and other income                      511,000                  6.7               623,000           6.6
Gain (loss) gain on trading                                50,000                  0.7              (361,000)         (3.8)
Loss on investments, net                                 (898,000)               (11.8)
                                                     --------------------------------------     -------------------------------
     Total revenue                                      7,713,000                101.2             9,655,000         102.8
Interest expense                                           90,000                  1.2               264,000           2.8
                                                     --------------------------------------     -------------------------------
     Net revenue                                        7,623,000                100.0             9,391,000         100.0
                                                     --------------------------------------     -------------------------------


OPERATING EXPENSE:
Compensation and benefits                               3,866,000                 50.7             4,936,000          52.6
Floor brokerage and clearing fees                         553,000                  7.3               591,000           6.3
Management fees                                         1,039,000                 13.6             1,658,000          17.7
Depreciation and amortization expense                   1,884,000                 24.7             1,470,000           5.7
Other operating expense                                 4,473,000                 58.7             5,216,000          55.5
                                                     --------------------------------------     -------------------------------
     Total expenses                                    11,815,000                155.0            13,871,000         147.7
                                                     --------------------------------------     -------------------------------
Operating loss                                       $ (4,192,000)               (55.0)         $ (4,480,000)        (47.7)
Other income (expense)
Impairment loss                                        (6,676,000)                87.6                    --            --
                                                     --------------------------------------     -------------------------------
Net loss                                             $(10,868,000)              (142.6)%        $ (4,480,000)        (47.7)%
                                                     ======================================     ===============================



PRO FORMA RESULTS OF OPERATIONS

THE DISCUSSION WHICH FOLLOWS IS BASED ENTIRELY ON UNAUDITED FINANCIAL STATEMENTS OF eCHAPMAN. NO AUDITOR HAS OPINED THAT THE UNAUDITED FINANCIAL STATEMENTS, TO WHICH REFERENCE IS MADE HEREIN, PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' EQUITY OR THE FINANCIAL HIGHLIGHTS FOR EACH OF THE PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

Net revenue decreased $1,768,000, or 18.8%, to $7,623,000 for the year ended December 31, 2001 from $9,391,000 for the prior comparable period. The decline in net revenues for the year ended December 31, 2001 reflects weakness in the overall equity market and the effects of September 11, resulting in a reduction in assets under management.

Commission revenue increased by $585,000, or 19.2%, to $3,628,000 for the year ended December 31, 2001 from $3,043,000 for the prior comparable period. The increase was primarily due to an increase in municipal participation and commission revenue from international brokerage activity. Commission revenue from municipal participation increased $770,000, or 129.3%, to $1,366,000 for the year ended December 31, 2001 from $596,000 for the prior comparable period. eChapman participated in 58 municipal deals during the twelve month period ended December 31, 2001 compared to 67 municipal deals in the prior comparable period. The increase in municipal revenue can be attributed to larger deal sizes. Commission revenue from international brokerage totaled $248,000 for the year ended December 31, 2001. There was no international brokerage activity for the prior comparable period. These increases were partially offset by a decrease in institutional commission revenue and 12b-1 fee commission. Commission revenue from the sale of institutional brokerage decreased $333,000, or 19.01%, to $1,419,000 for the year ended December 31, 2001 from $1,752,000 for the prior comparable period. 12b-1 fee commission decreased $35,000, or 37.51%, to $58,000 for the year ended December 31, 2001 from $93,000 for the prior comparable period. This decrease was primarily due to the ongoing weakness in the equity markets in 2001.

Underwriting and management fee revenue decreased by $470,000, or 42.2%, to $643,000 for the year ended December 31, 2001 from $1,113,000 for the prior comparable period. The decrease in underwriting and management fee revenue was partially due to a decrease in syndicate commission of $280,000, or 90.95%, to $28,000 for the year ended December 31, 2001 from $308,000 for the prior comparable period. This decrease was due to shrinkage in the overall equity market volume. The decrease in underwriting and management fee revenue was also due to a decrease in corporate finance revenue of $294,000, or 81.86%, to $65,000 for the year ended December 31, 2001 from $359,000 for the prior comparable period. These decreases were partially offset by an increase in management fee revenue of $113,000, or 83.87%, to $247,000 for the year then ended December 31, 2001 from $134,000 for the prior comparable period. This decrease was primarily due to the ongoing weakness in the equity markets in 2001.

The firm's revenue from its asset management business was impacted by the ongoing weakness in the equity market and the recent effect of September 11, resulting in lower fee revenue for the year ended December 31, 2001 compared to the prior comparable period. Investment management fee revenue decreased $1,458,000, or 27.8%, to $3,779,000 for the year ended December 31, 2001 from
$5,237,000 for the prior comparable period. The decrease was primarily due to a net decrease of $97.1 million in assets under management to $523.3 million as of December 31, 2001, from $620.4 million as of December 31, 2000.

Interest, dividends and other income decreased by $112,000, or 18.0%, to $511,000 for the year ended December 31, 2001 from $623,000 for the prior comparable period. The decrease in interest, dividends and other income was primarily due to a decrease in interest and dividend revenue. Lower interest income was primarily due to lower cash balances in 2001. The decrease in interest and dividend revenue was partially offset by an increase in other income. Other income increased due to revenue generated from online advertising, events and media by the newly formed Chapman Network Inc.

A gain on trading of $50,000 was recognized for the year ended December 31, 2001, and a loss on trading of $361,000 was recognized for the prior comparable period. eChapman's gain on trading is attributable to trading activity and the change in market value of its market making securities.

The loss on investments, net was $898,000 for the year ended December 31, 2001 compared to $0 for the prior comparable period. This loss reflects a one-time market value reduction in investments held by the parent company, specifically a reduction in the market value of securities held by eChapman and its subsidiaries.

Interest expense decreased by $174,000, or 65.9% to $90,000 for the year ended December 31, 2001, from $264,000 for the prior comparable period. The decrease reflects the eChapman's reduction of margin payables.

Total expenses, excluding a one-time noncash impairment adjustment, decreased by $2,056,000, or 14.8%, to $11,815,000 for the year ended December 31, 2001 from
$13,871,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2002.

Compensation and benefits decreased by $1,070,000, or 21.7%, to $3,866,000 for the year ended December 31, 2001 from $4,936,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 50.7% and 52.6%, respectively, for the year ended December 31, 2001 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

Floor brokerage and clearing fees decreased by $38,000, or 6.4%, to $553,000 for the year ended December 31, 2001 from $591,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, the DEM-MET Trust, decreased by $618,000, or 37.3%, to $1,040,000 for the year ended December 31, 2001 from $1,658,000 for the prior comparable period. The decrease in management fee expense largely reflects the trend in assets under management noted above in the investment management fee revenue analysis. This decrease was primarily due to the ongoing weakness in the equity markets in 2001.

Depreciation and amortization expense increased by $414,000, or 28.2% to $1,884,000 for the year ended December 31, 2001 from $1,470,000 for the prior comparable period. The increase was due to depreciation for capitalized website development costs which began during the last quarter of calendar year 2000.

Other expenses decreased by $743,000, or 14.2%, to $4,473,000 for the year ended December 31, 2001 from $5,216,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, travel expense, and conference and seminar costs. The decrease in these costs is the result of a change in business strategy to operating performance and profitability. Other expenses increased for the year ended December 31, 2001 due to development costs associated with Chapman Network Inc. Expenses for Chapman Network include website, consulting fees, and other startup administrative costs.

The Company recorded a one-time noncash impairment charge against merger related goodwill of $6,676,000, net of accumulative ammortization, for the year ended December 31, 2001. The Company will adopt Financial Accounting Standards Board
(FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002, resulting in goodwill and certain intangibles not being amortized into results of operations in subsequent periods, but in turn will be reviewed for impairment.

Excluding noncash depreciation, amortization, the goodwill impairment charge and other one-time charges, eChapman realized a loss of $900,000, a decrease of $2,110,000 or 70.1%, for the year ended December 31, 2001 from a loss of $3,010,000 for the prior comparable period.

The net loss increased by $6,388,000, or 143%, to $10,868,000 for the year ended December 31, 2001 from $4,480,000 for the prior comparable period due to a noncash goodwill impairment charge to merger related goodwill. Excluding the goodwill impairment charge the net loss improved by $287,000 or 6.4%. These changes are due to items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, eChapman had cash and cash equivalents of $412,000 and a $655,000 cash deposit held by its clearing agent related to its investment in proprietary stock.

With the exception of goodwill and other intangible assets which amount to $15,312,000 as of December 31, 2001, our assets are reasonably liquid, with a consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of December 31, 2001 were $17,639,000.

The Chapman Co. and Chapman On-Line are subject to the net capital rules of the SEC. As such, The Chapman Co. and Chapman On-Line are subject to certain restrictions on the use of capital and their related liquidity.

As of December 31, 2001, eChapman had a subscription stock receivable from its majority stockholder in the amount of $1,291,000 reserved as an adjustment to equity.

On July 20, 2001, eChapman purchased the net assets of NetNoir, Inc. This acquisition, made by a combination of cash and eChapman stock, will enable the strategic expansion of media distribution by the Chapman Network, Inc. affiliate.

eChapman's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of the business. These reviews take into account business needs as well as regulatory capital requirements. To the extent that eChapman's liquid resources and cash provided by operations are not adequate to meet its operating expenses and capital requirements, eChapman may need to raise additional capital through loans or equity, and may be unable to participate in some brokerage or underwriting opportunities. There can be no assurance that eChapman will be able to borrow funds or raise additional equity. Currently, eChapman has no debt obligations. eChapman does not presently maintain a line of credit or other credit facility to fund its operations.

INFLATION

We believe the effects of inflation have not had a significant impact on our results of operations.

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

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons, changes in the level of advertising expenses in response to market conditions, variations in the level of compensation expense due to among other things, changes in the employee count and mix, and competitive factors; expenses and capital costs, such as technology assets, and research and development, incurred to maintain and enhance our operating services infrastructure including Internet capabilities.

Our business is also subject to substantial governmental regulation and changes in the legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations, and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general.

ITEM 7. FINANCIAL STATEMENTS

The unaudited financial statements of eChapman and related notes, are set forth at pages F-1 through F-13 attached hereto. The financial statements included have not been audited in reliance on Temporary Note 2T and to Article 3 of Regulation of S-X.

NO AUDITOR HAS RENDERED AN OPINION THAT THE UNAUDITED FINANCIAL STATEMENTS CONTAINED HEREIN PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' EQUITY OF THE COMPANY OR THE FINANCIAL HIGHLIGHTS FOR EACH OF THE PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.


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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------


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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------


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

                                            eChapman, Inc.






Dated: April 24, 2002                       By: /s/ Nathan A. Chapman, Jr.
                                                --------------------------
                                                Nathan A. Chapman, Jr.
                                                PRESIDENT




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






SIGNATURES                                         TITLE & CAPACITY                   DATE
----------                                         ----------------                   ----
                                                   President and Director
/s/ Nathan A. Chapman, Jr.                         (Principal Executive Officer)      April 24, 2002
--------------------------
Nathan A. Chapman, Jr.
                                                   Chief Financial Officer
/s/ Demetris B. Brown                              (Principal Financial and           April 24, 2002
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
         Lottie H. Shackelford                     Theron Stokes

By: /s/ Nathan A. Chapman, Jr.                                                        April 24, 2002
    --------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                 eCHAPMAN, INC.

                         UNAUDITED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001


THIS FILING ON FORM 10-K INCLUDES UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE eCHAPMAN, INC. ("eCHAPMAN") ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP (eCHAPMAN'S INDEPENDENT AUDITORS THROUGH MARCH 14,
2002) ISSUE A MANUALLY SIGNED AUDIT REPORT WITH RESPECT TO THOSE FINANCIAL STATEMENTS. THE INCLUSION OF UNAUDITED FINANCIAL STATEMENTS IS UNDERTAKEN IN RELIANCE ON TEMPORARY NOTE 2T TO ARTICLE 3 OF REGULATION S-X.

NO AUDITOR HAS RENDERED AN OPINION THAT THE UNAUDITED FINANCIAL STATEMENTS CONTAINED HEREIN PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' EQUITY OF THE COMPANY OR THE FINANCIAL HIGHLIGHTS FOR EACH OF THE PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

eCHAPMAN INTENDS TO FILE AUDITED FINANCIAL STATEMENTS NO LATER THAN MAY 31, 2002 PURSUANT TO AN AMENDMENT TO THIS FORM 10-KSB. eCHAPMAN HAS ENGAGED WILKINS McNAIR, P.C. TO SERVE AS ITS INDEPENDENT AUDITORS FOR PURPOSES OF PREPARING THE AUDITED FINANCIAL STATEMENTS FOR THIS PERIOD TO BE FILED ON FORM 10-KSB/A. WILKINS McNAIR, P.C. HAS PROVIDED eCHAPMAN WITH REASONABLE ASSURANCES THAT THE AUDIT OF eCHAPMAN CAN BE COMPLETED BY MAY 31, 2002.

                                TABLE OF CONTENTS


CONSOLIDATED BALANCE SHEET...................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-7

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

                                 eCHAPMAN, INC.

                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

                                                             2001           2000
                                                        ------------    ------------
ASSETS:
   Cash and cash equivalents                            $    412,000    $  2,554,000
   Cash deposits with clearing organization                  653,000       1,372,000
   Investments, available for sale                            67,000         358,000
   Receivables from brokers and dealers                      246,000         484,000
   Management fees receivable                                356,000         489,000
   Advances to officer/employee                               29,000       1,150,000
   Office equipment, net                                     119,000          93,000
   Prepaids and other assets                                 445,000         892,000
   Intangible assets, net                                 15,312,000      23,867,000
                                                        ------------    ------------
Total assets                                            $ 17,639,000    $ 31,259,000
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accounts payable and accrued expenses                $  1,200,000    $  1,417,000
   Margin loan payable                                            --         884,000
   Other liabilities                                         150,000         150,000
                                                        ------------    ------------
Total liabilities                                          1,350,000       2,451,000
                                                        ============    ============
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 4)
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 50,000,000 shares
   authorized, 14,458,311 and 12,281,096 shares issued
   and outstanding,respectively                                9,000          13,000
   Additional paid-in capital                             36,408,000      37,774,000
   Accumulated deficit                                   (18,664,000)     (7,220,000)
   Subscription stock receivable                          (1,291,000)             --
   Cumulative realized loss on trading of proprietary
   stock of company held by subsidiary                      (173,000)       (307,000)
   Proprietary stock of company held by subsidiary,
   at cost                                                        --        (884,000)
   Accumulated comprehensive income adjustment                    --        (568,000)
                                                        ------------    ------------
Total stockholders' equity                                16,289,000      28,808,000
                                                        ------------    ------------
Total liabilities and stockholders' equity              $ 17,639,000    $ 31,259,000
                                                        ============    ============

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)



                                 eCHAPMAN, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)





                                                      2001             2000
                                                  ------------     ------------
REVENUE:
   Commissions                                    $  3,628,000     $  3,043,000
   Underwriting and management fees                    643,000        1,113,000
   Investment management fees                        3,779,000        5,237,000
   Interest, dividends and other income                511,000          623,000
   Gain (Loss) on trading                               50,000         (672,000)
   Loss on Investments                                (898,000)              --
                                                  ------------     ------------
Total revenue                                        7,713,000        9,344,000
   Interest expense                                     90,000          264,000
                                                  ------------     ------------
Net revenue                                          7,623,000        9,080,000
                                                  ------------     ------------
EXPENSE:
   Compensation and benefits                         3,866,000        4,936,000
   Floor brokerage and clearing fees                   553,000          591,000
   Management fees                                   1,039,000        1,658,000
   Travel and business development                     247,000          408,000
   Professional fees                                 1,142,000          582,000
   Advertising, promotion and publicity                237,000          858,000
   Depreciation and amortization expense             1,884,000          894,000
   Other operating expense                           2,847,000        3,368,000
                                                  ------------     ------------
Total expense                                       11,815,000       13,295,000
                                                  ------------     ------------
Operating loss                                      (4,192,000)      (4,215,000)

OTHER INCOME (EXPENSE):
   Impairment loss                                  (7,252,000)              --
                                                  ------------     ------------
Loss before minority interest                      (11,444,000)      (4,215,000)
   Minority interest                                        --          701,000
                                                  ------------     ------------
Net loss                                          $(11,444,000)    $ (3,514,000)
                                                  ============     ============
BASIC AND DILUTIVE EARNINGS PER SHARE
DATA:
   Net loss                                       $       (.90)    $       (.26)
                                                  ============     ============
   Weighted average shares outstanding              12,662,000       13,535,000
                                                  ============     ============

                  The accompanying notes are an integral part
                 of these consolidated and combined statements.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

                                 eCHAPMAN, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2001, AND
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                                     ADDITIONAL                                         SUBSCRIPTION
                                       COMMON         PAID-IN        COMPREHENSIVE      ACCUMULATED        STOCK
                                        STOCK         CAPITAL            INCOME           DEFICIT        RECEIVABLE
                                   ---------------  -------------   --------------    --------------- -----------------
BALANCE, December 31, 1999             $  8,000     $ 13,148,000     $         --     $ (3,706,000)                  --

   Realized loss on trading of
    proprietary stock of company
    held by subsidiary                       --               --               --               --
    Merger of CHI, CCMH and CIA           5,000           (5,000)              --               --
    Comprehensive income:
     Net loss                                --               --       (3,514,000)      (3,514,000)
     Unrealized loss on securities           --               --         (568,000)              --
                                                                     ------------
Comprehensive income                         --               --     $ (4,082,000)              --
                                                                     ============
    Minority interest step-up                --       24,297,000               --               --
    Net proceeds from initial
     public offerings                     1,000       12,059,000               --               --
   Proprietary trading stock hold
    in inventory                             --                                --               --
   Retirement of proprietary stock       (1,000)     (11,725,000)              --               --
                                       --------     ------------     ------------      ------------     ------------
BALANCE, December 31, 2000             $ 13,000     $ 37,774,000     $   (568,000)     $ (7,220,000)
   Equity from consolidation of
    entities under common control                                              --
Stock issued in acquisition                  --          250,000
Subscription stock receivable                --               --               --                --     $ (1,291,000)
Conversion of stock                      (4,000)           4,000
Comprehensive income:
     Net loss                                --               --      (11,444,000)      (11,444,000)
     Unrealized gain on securities           --                           568,000
                                                                     ------------
     Comprehensive income                    --                      $(10,876,000)
                                                                     ============
   Proprietary stock (net)                            (1,620,000)
   Net realized gain on trading              --                                --                --
                                       --------     ------------     ------------      ------------     ------------
Balance, December 31, 2001                9,000     $ 36,408,000     $         --      $(18,664,000)    $ (1,291,000)
                                       ========     ============     ============      ============     ============

                                           CUMULATIVE
                                        REALIZED LOSS ON
                                             TRADING
                                           PROPRIETARY
                                        STOCK OF COMPANY                            ACCUMULATED           TOTAL
                                        BY SUBSIDIARY OF        PROPRIETARY        COMPREHENSIVE       STOCKHOLDERS'
                                             COMPANY               STOCK               INCOME             EQUITY
                                       -----------------       -------------       -------------       ------------

BALANCE, December 31, 1999               $   (161,000)          $  (842,000)        $       --        $  8,447,000

   Realized loss on trading of
    proprietary stock of company
    held by subsidiary                       (146,000)                   --                 --            (146,000)
   Merger of CHI, CCMH and CIA                     --                    --                 --                  --
Comprehensive income:
     Net loss                                      --                    --                 --          (3,514,000)
     Unrealized loss on securities                 --                    --           (568,000)           (568,000)

Comprehensive income                               --                    --                 --

   Minority interest step-up                       --                    --                 --          24,297,000
   Net proceeds from initial
    public offerings                               --                    --                 --          12,060,000
   Proprietary trading stock hold
    in inventory                                   --              (42,000)                 --             (42,000)
   Retirement of proprietary stock                 --                                       --         (11,726,000)
                                         ------------          -----------         -----------         -----------
BALANCE, December 31, 2000              $   (307,000)          $  (884,000)        $  (568,000)        $ 28,808,000
   Equity from consolidation of
    entities under common control
 Stocks issued in acquisition                                                                               250,000
   Subsequent stock receivable                                                                           (1,291,000)
   Realized loss on trading of
    proprietary stock of company
    held by subsidiary
    CCMH and CIA
   Conversion of stock
Comprehensive income:
     Net loss                                     --                                                   (11,444,000)
     Unrealized gain on securities                                                     568,000             568,000

   Comprehensive income                           --
   Proprietary stock (net)                                         884,000                                (736,000)
   Net realized gain on trading              134,000                                                       134,000
                                        ------------           -----------         -----------         -----------
Balance, December 31, 2001              $   (173,000)          $        --         $        --         $16,289,000
                                        ============           ===========         ===========         ===========

The accompanying notes are an integral part of these consolidated statements.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

                                 eCHAPMAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2001, AND
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                                 2001            2000
                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                 $ (11,444,000)  $   (3,514,000)
   Adjustments to reconcile net loss to
   net cash from operating activities:
     Depreciation and amortization expense      1,884,000          894,000
     Goodwill Impairment Loss                   7,252,000               --
     Minority interest                                 --         (701,000)
     Effect from changes in assets and
     liabilities-
       Receivables from brokers and
        dealers                                   238,000          100,000
       Management fees receivable                 133,000           86,000
       Prepaids and other assets                1,261,000        1,000,000
       Accounts payable and accrued
        expenses                                 (217,000)          47,000
       Other liabilities                               --         (163,000)
                                            -------------   ---------------
Net cash from operating activities               (893,000)      (2,251,000)
                                            -------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                          (26,000)              --
   Purchase of Netnoir assets                    (150,000)              --
   Purchase of investments                       (514,000)        (331,000)
   Advances to officer/employee                  (170,000)         (90,000)
                                            --------------  --------------
Net cash from investing activities               (860,000)        (421,000)
                                            --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public
    offering, net                                      --       12,060,000
   Payment on the retirement of treasury
    stock                                      (1,108,000)     (11,726,000)
                                            --------------  ---------------
Net cash from financing activities             (1,108,000)         334,000
                                            --------------  ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS      (2,861,000)      (2,338,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                         3,926,000        6,264,000
                                            --------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD    $   1,065,000   $    3,926,000
                                            ==============  ==============

The accompanying notes are an integral part of these consolidated and combined statements.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

                                 eCHAPMAN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1. ORGANIZATION AND BUSINESS:

eChapman, Inc. (eChapman) was formed on May 14, 1999, and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Incorporated. Effective June 20, 2000, Chapman Holdings, Inc., Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. merged into separate wholly owned subsidiaries of eChapman (collectively, the Company). Also, effective on June 20, 2000, eChapman completed its initial public offering (IPO) of 1,260,000 shares of common stock at $13 per share. eChapman received net proceeds of approximately $12,060,000. The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management Inc. (CCMHI), and Chapman Insurance Holdings, Inc.(CIH), Inc. into wholly owned subsidiaries of eChapman was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the IPO. The step-up in basis generated approximately $24.3 million in goodwill. Because the merger of CHI, CCMHI, CIH and eChapman is a merger of entities under common control, the merger was accounted for similar to a pooling of interest and thus all activity of eChapman prior to the merger has been restated to consolidate the entities under common control and to show a minority interest for the portion of these entities not under common control. All significant intercompany accounts and transactions have been eliminated in consolidation.

eChapman did not have any operations, except for organizational matters, up until June 30, 1999. The operations of eChapman from July 1, 1999 to June 20, 2000 consisted mainly of costs incurred for salary and benefit expenses and professional fees related to organizing eChapman and designing and developing its web site. Until June 30, 2000, eChapman was in the preliminary stages of designing and developing its website. Those costs included conceptual formulation, evaluation, technology requirements and vendor software and consultant selection. Those costs have been expensed as incurred in accordance with SOP 98-1. During the third quarter 2000, eChapman entered the development application stage and during the fourth quarter, entered the operational stage. All costs incurred during each stage were properly evaluated and expensed or capitalized in accordance with SOP-98-1.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated and combined financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All significant intercompany balances have been eliminated in consolidation. The preparation of financial statements in

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

MANAGEMENT FEES

The Company's investment management's fees are based on a percentage of the funds managed and when the value of these funds are increased or reduced, the Company's management fee is increased or reduced.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash invested in the Chapman U.S. Treasury Money Fund, a fund managed by Chapman Capital Management, Inc., an affiliate.

INVESTMENTS

Investments as of December 31, 2001 and 2000, consist of investments in common stock of private companies. The cost of those investments approximates market.

SECURITIES OWNED

Securities owned consist of trading proprietary stock, which is carried at market on the balance sheet, and any unrealized gain (loss) on trading is included in earnings on the income statement. The proprietary stock is primarily stock of eChapman. The Company is the market maker for eChapman and, thus, holds its stock in inventory. As of December 31, 2001, the Company held 619 shares of common stock of eChapman, with a market value of approximately $1,000. As of December 31, 2000, the Company held 217,000 shares of common stock of eChapman with a market value of approximately $644,000. The Company recorded an unrealized loss of approximately $1,000 and $1,470,000 the years ended December 31, 2001 and 2000, respectively, in the consolidated statements of operations.

During the first and fourth quarters of 2001, the Company transferred proprietary stock held in inventory of 652,000 shares of common stock at the then market value of $835,000 to eChapman. The transfers were recorded at the market value as a dividend to eChapman.

During the fourth quarter of 2000, eChapman purchased proprietary stock held in inventory by the Company of 1,836,000 shares of common stock at the Chapman Company's cost of $11,059,000. The market value of those shares on the dates of the sale were $12,625,000. The sale was recorded at the market value. The $1,566,000 difference between the market value and the cost of $11,059,000 was recorded as a dividend to eChapman.

The Company has a margin loan payable balance of $884,000 as of December 31, 2000, which was used to purchase the proprietary stock. This margin loan bears interest at a variable rate. During the fourth quarter of 2001, the Company repaid the margin loan with the funds held on deposit. The rate on the margin loan was 7.5 and 8.22 percent during the years ended December 31, 2001 and 2000, respectively. Interest expense on the margin loan for the years ended December 31, 2001 and 2000, respectively. was approximately $40,000 and $264,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The Company also had cash on deposit with the clearing agent of $654,000 and $1,372,000 as of December 31, 2001 and 2000, respectively. The securities purchased with the funds are held by the clearing agent as collateral. The margin loan is due and repaid as the securities are sold.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, investments, securities owned, advances, accounts payable and accrued expenses, margin loan payable and subordinated loan from parent approximate fair value.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the period the calculation is made. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method. The weighted basic and diluted average shares outstanding for the year ended December 31, 2001 and December 31, 2000, was the weighted basic average common shares outstanding because the loss for the period presented made the common stock equivalents antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

INTANGIBLE ASSETS

Amortization expense for the year ended December 31, 2001 and, 2000, was $1,839,000 and $811,000, respectively.

IMPAIRMENT OF GOODWILL

The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management Inc. (CCMHI), and Chapman Insurance Holdings, Inc.(CIH), Inc. into wholly owned subsidiaries of eChapman was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the Initial Public Offering (IPO). The step-up in basis generated approximately $24.3 million in goodwill. Subsequent to the distribution date, the market value of eChapman's stock has declined substantially below its market value recorded at the date of the IPO. As a result of this decline in market value management's expectations that market value in the investment industry would continue to be contained due to the events of September 11, 2001 and other pending factors, management has evaluated the recoverability of its goodwill. Management has measured the amount of impairment by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Based upon the assessments, management has concluded that goodwill has been impaired. In such, at December 31, 2001, the Company recorded goodwill impairment in the amount of $9,113,000.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

SEGMENT REPORTING

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the year ended December 31, 2001 AND 2000, are strategic business units that offer different services.

All revenue and Company activities are within the United States.

COMPREHENSIVE INCOME

The Company has reported other comprehensive income for the year ended December 31, 2000, for the unrealized loss on investments in DEM Index Fund of $79,000, recorded as a component of stockholder's equity.

REVENUE RECOGNITION

The Company records commission revenue and related expenses on a trade date basis as the securities transactions occur. Management fees are recognized in the period the services are provided, and underwriting fees are recognized when the transactions close. Management fees are recognized in the period the services are provided, and underwriting fees are recognized when the transactions close.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives: Office equipment 3 to 5 years and furniture is depreciated over five years. Straight-line and accelerated methods of depreciation are used for income tax purposes.

Depreciation expense for the year ended December 31, 2001 and 2000 was $45,000 and $83,000, respectively.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

TRANSACTIONS WITH CLEARING ORGANIZATION

The Company is required to have cash on deposit with its clearing agent for general trading purposes. In addition, receivables from and payables to the clearing organization arise from cash settlements on ordinary trading activity and clearing expenses.

Proprietary accounts held at the clearing organization (PAIB Assets) are considered allowable assets in the computation of net capital pursuant to an agreement between the Company and the clearing organization which requires, among other things, for the clearing organization to perform a computation of PAIB Assets similar to the customer reserve computation set forth in Rule 15c3-3.

INCOME TAXES

The Company accounts for income taxes under the liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation.

3. COMMITMENTS AND CONTINGENCIES:

The Company has an operating lease agreement for its office facilities which expires on October 15, 2005. Rent expense under this agreement was $213,000 and $219,000 in 2001 and 2000, respectively. Under the lease agreement, a proportionate share of real estate taxes and building expenses in excess of base year amounts are charged to the Company. During 2000, the Company leased furniture and equipment from the Chapman Limited Partnership I (the Partnership), an entity in which certain officers and stockholders of the Company are partners. The lease required monthly payments of approximately $10,000 and contained one-year renewable terms, at the option of the Company, through September 2000, at which time the Company could purchase the furniture and equipment at fair value. As of December 31, 2001, the Company exercised its option to purchase the furniture and equipment. The appraisal value of the equipment, of $11,000, was recorded to reflect the obligation of the purchase. Rent expense under this lease agreement was $0 and $98,000 in 2001 and 2000, respectively.

The Company clears all transactions for its brokerage customers through its clearing agent, which carries and clears all customer securities accounts. The clearing agent also lends funds to the Company's brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Pursuant to the terms of the agreement between the Company and the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, and the clearing agent satisfies any customer obligations, the Company would be obligated to indemnify the clearing agent for any resulting losses. For the years ended December 31, 2001 and 2000, the Company did not incur such losses.

Securities brokerage firms become parties to arbitration's brought by dissatisfied customers in the general course of business. The Company is currently a party to such proceedings.

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

4. REGULATORY REQUIREMENTS:

Pursuant to the requirements of the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule (Rule 15c3-1), the Company is required to maintain net capital, as defined, of not less than $250,000 and a ratio of aggregate indebtedness to net capital, as defined, not to exceed 15 to 1. As of December 31, 2001, the Company had net excess capital of $ 547,000 and a ratio of aggregate indebtedness to net capital of .51 to 1. As of December 31, 2000, the Company had consolidated net excess capital of $207,000 and a ratio of aggregate indebtedness to net capital of .94 to 1. As of December 31, 2000, The Chapman Co. an affiliate broker dealer, had deficit net capital of $221,000 and a ratio of aggregate indebtedness to net capital of 14.4 to 1. A notice of noncompliance was filed on March 9, 2001, with the SEC and the National Association of Securities Dealers, Inc. (NASD). Subsequent to December 31, 2000, management took actions to cure the net capital noncompliance.

The Company is subject to compliance with various SEC and NASD regulations. During 2000, the SEC and NASD performed a periodic review of the Company's records and procedures for compliance with its requirements. This review identified several items for which the Company was in violation. These violations may subject the Company to fines and other penalties. As the SEC and NASD have not completed their review, the amount, if any, of fines or other penalties, is not known and not recorded in the consolidated financial statements.

The Company claims exemption K(2)(ii) from Rule 15c3-3 as all customer transactions are cleared through another broker-dealer on a fully disclosed basis. The clearing firm is the Pershing Division of Donaldson, Lufkin & Jenrette, with Firm SEC #8-17574.


5.   STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE:

Supplemental cash flow disclosure for the years ended December 31, 2001 and 2000 were as follows:
                                                2001              2000
                                          ----------------- --------------
                  Cash paid-

                   Interest                   $49,000           $264,000


6.  EMPLOYEE SAVINGS PLAN:

The Company's Retirement Savings Plan, a 401(k) plan, provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax and after-tax contributions based upon eligible compensation. The Company may make discretionary contributions based on the participants' compensation for the plan year. The Company elected not to contribute to the plan for the years ended December 31, 2001 and 2000.

7. OMNIBUS STOCK PLAN:

In 1998, Chapman Holdings and Chapman Capital Management Holdings started an Omnibus Stock Plan (the Plan) to enable selected management, employees, consultants and directors to acquire interest in Chapman Holdings and Chapman Capital Management Holdings through ownership of common stock. The options vested on the grant date

(THIS FILING CONTAINS UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS -- SEE CAUTIONARY STATEMENT AT PAGE F-1)

and have a three-year term. Those options were converted to eChapman options in June 2000. The grant date, expiration date and vesting period did not change. A summary of the status of the Company's option plan as of December 31, 2001, and changes during the year is presented below:




                                                            WEIGHTED-AVERAGE
                                                SHARES       EXERCISE PRICE
                                             ------------  ------------------
Outstanding as of May 14, 1999                  136,510          $4.49
   Exercised                                         --             --
   Forfeited                                         --             --
                                             ------------
Outstanding as of June 20, 2000                 136,510           4.49
   Exercised                                     (3,966)          4.27
   Forfeited                                     (1,352)          4.92
                                             ------------
Outstanding as of December 31, 2000             131,192           4.51
   Exercised                                         --           4.51
   Forfeited                                    (83,410)          4.51
                                             ------------
Outstanding as of December 31, 2001              47,782           4.51
                                             ============

The range of exercise prices for the stock options was $3.76 to $4.92. The weighted average exercise price was $4.51.

The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and recognize no compensation cost for options granted at fair market prices.

8. RELATED PARTY TRANSACTIONS:

As of December 31,2000, the Company had outstanding advances to its majority stockholder of $1,134,000. The advances to the majority stockholder were reflected in five notes. Four of the notes were three-year notes that accrued interest at a range of 4.33 to 5.54 percent per annum. No interest or principal payments were due until maturity, which was February through December, 2001. There was also a demand note that accrued interest at 5.5 percent per annum. The interest rates on the notes were based on the IRS applicable federal rate in effect from time to time. All of the above notes were rolled into one demand note on February 22, 2001. The new note bears interest at the IRS applicable federal rate as in effect on February 22, 2001, which was 5.18%. As of December 31,2001, the advance to the majority stockholder of $1,291,000 was reserved as a subscription stock receivable.