Form 10QSB
period 2002-03-31
ECHAPMAN INC
filed 2002-05-15
CIK 1096114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ----------------------

                                  FORM 10-QSB

|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

|_|           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-28123

                                 eCHAPMAN, INC.
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

                                               Yes |X|      No |_|

As of April 30, 2002, 12,281,096 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes |_|      No |X|

THIS FILING ON FORM 10-QSB INCLUDES REFERENCES TO THE UNAUDITED FINANCIAL STATEMENTS INCLUDED IN ECHAPMAN'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 24, 2002, WHICH WERE INCLUDED IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE ECHAPMAN, INC. ("ECHAPMAN") ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP (ECHAPMAN'S INDEPENDENT AUDITORS THROUGH MARCH 14, 2002) ISSUE A MANUALLY SIGNED AUDIT REPORT WITH RESPECT TO THOSE FINANCIAL STATEMENTS.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

================================================================================

THIS FILING ON FORM 10-QSB INCLUDES REFERENCES TO THE UNAUDITED FINANCIAL STATEMENTS INCLUDED IN ECHAPMAN'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 24, 2002, WHICH WERE INCLUDED IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE ECHAPMAN, INC. ("ECHAPMAN") ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP (ECHAPMAN'S INDEPENDENT AUDITORS THROUGH MARCH 14, 2002) ISSUE A MANUALLY SIGNED AUDIT REPORT WITH RESPECT TO THOSE FINANCIAL STATEMENTS. THE INCLUSION OF UNAUDITED FINANCIAL STATEMENTS IN THE FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 WAS UNDERTAKEN IN RELIANCE ON TEMPORARY NOTE 2T TO ARTICLE 3 OF REGULATION S-X.

NO AUDITOR HAS OPINED THAT THE UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE FORM 10-KSB/A AND REFERENCED HEREIN PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' EQUITY OF THE COMPANY OR THE FINANCIAL HIGHLIGHTS FOR EACH OF THE PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

ECHAPMAN INTENDS TO FILE AUDITED FINANCIAL STATEMENTS FOR THE FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 NO LATER THAN MAY 31, 2002 PURSUANT TO AN AMENDMENT TO THE FORM 10-KSB/A. ECHAPMAN ALSO INTENDS TO FILE AN AMENDMENT TO THIS FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2002, WHICH WILL CONTAIN REFERENCES TO THE AMENDMENT TO THE FORM 10-KSB/A. ECHAPMAN HAS ENGAGED WILKINS MCNAIR, P.C. TO SERVE AS ITS INDEPENDENT AUDITORS FOR PURPOSES OF PREPARING THE AUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED DECEMBER 31, 2001 TO BE FILED ON FORM 10-KSB/A. WILKINS MCNAIR, P.C. HAS PROVIDED ECHAPMAN WITH REASONABLE ASSURANCES THAT THE AUDIT OF ECHAPMAN FOR THE PERIOD ENDED DECEMBER 31, 2001 CAN BE COMPLETED BY MAY 31, 2002.

================================================================================

               eChapman is designed to bring together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc., The Chapman Insurance Agency, Inc., and Chapman Network, Inc. As such, the unaudited consolidated statements of operations reflect the results of operations for eChapman and Subsidiaries for the quarter ended March 31, 2002.

              The consolidated financial statements for the three month period ended March 31, 2002 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman as of such date. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002 or any future periods.



ECHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                        MARCH 31, 2002         DECEMBER 31, 2001
                                                                       ------------------    ----------------------
                                                                          (UNAUDITED)

ASSETS:
       Cash and cash equivalents                                            $    150,000          $    426,000
       Cash deposits with clearing organization                                  654,000               654,000
       Investments, available for sale                                           349,000               349,000
       Trading securities                                                         86,000                     -
       Receivables from brokers and dealers                                      351,000               254,000
       Management fees receivable                                                323,000               321,000
       Advances to officer/employee                                               23,000               103,000
       Property, net                                                              93,000               118,000
       Prepaids and other assets                                                 440,000               446,000
       Intangible assets                                                      15,272,000            15,312,000
                                                                       ------------------    ------------------
Total Assets                                                                $ 17,741,000          $ 17,983,000
                                                                       ==================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY:

       Accounts payable and accrued expenses                                $  1,058,000          $  1,389,000
       Margin loan payable                                                        85,000                     -
       Other liabilities                                                               -               150,000

                                                                       ------------------    ------------------
Total Liabilities                                                              1,143,000             1,539,000
                                                                       ------------------    ------------------
COMMITMENTS AND CONTIGENCIES
STOCKHOLDERS' EQUITY:

       Common stock, $.001 par value, 50,000,000
         authorized, 14,458,311 and 12,281,096 shares
         shares issued and outstanding, respectively                        $      9,000          $      9,000
       Additional Paid in Capital                                             36,167,000            36,986,000
       Accumulated Deficit                                                   (18,022,000)          (18,267,000)
       Cumulative realized/unrealized loss on trading of
         proprietary stock of Company held by subsidiary                        (174,000)             (607,000)
       Proprietary stock of Company held by subsidiary, at cost                   (1,000)             (386,000)
       Stock Subscriptions Receivable                                         (1,381,000)           (1,291,000)
                                                                       ------------------    ------------------
Total Stockholders' equity                                                    16,598,000            16,444,000
                                                                       ------------------    ------------------
Total Liabilities and Stockholders' equity                                  $ 17,741,000          $ 17,983,000
                                                                       ==================    ==================




The accompanying notes are an integral part of these consolidated statements.

(THIS FILING CONTAINS REFERENCES TO UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                       THREE MONTHS ENDED MARCH 31
                                                                   ------------------------------------
                                                                         2002                2001
                                                                   ----------------    ----------------
                                                                               (UNAUDITED)
REVENUE:
     Commissions                                                     $   787,000         $   908,000
     Underwriting and management fees                                    193,000              44,000
     Investment management fee                                           558,000           1,073,000
     Interest, dividends and other income                                139,000             117,000
     Gain (loss) on trading                                                9,000              (7,000)
     Loss on investments, net                                                 --            (769,000)
                                                                     -----------         -----------
Total Revenue                                                          1,686,000           1,366,000
INTEREST EXPENSE                                                           2,000              27,000
                                                                     -----------         -----------
Net revenue                                                            1,684,000           1,339,000
                                                                     -----------         -----------

EXPENSE:
     Compensation and benefits                                           927,000           1,087,000
     Floor brokerage and clearing fees                                    70,000             205,000
     Management fees                                                     159,000             355,000
     Travel and business development                                      31,000              73,000
     Professional fees                                                    66,000             261,000
     Advertising, promotion and publicity                                  1,000              40,000
     Depreciation and amortization expense                                26,000             402,000
     Other operating expense                                             159,000             532,000
                                                                     -----------         -----------
Total Expense                                                          1,439,000           2,955,000
                                                                     -----------         -----------

Net Income (Loss)                                                    $   245,000        $ (1,616,000)
                                                                     ===========        ============
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:
Net Income (Loss)                                                    $      0.02        $     (0.13)
                                                                     ===========        ============
Weighted average shares outstanding                                   12,281,000          12,594,000
                                                                     ===========        ============



The accompanying notes are an integral part of these consolidated statements.

(THIS FILING CONTAINS REFERENCES TO UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                                                                                              CUMULATIVE
                                                                                                             REALIZED LOSS
                                                                                                              ON TRADING
                                                                                                              PROPRIETARY
                                                                                                              STOCK OF COMPANY
                                                                  ADDITIONAL           ACCUMULATED           BY SUBSIDIARY
                                          COMMON STOCK          PAID-IN CAPITAL          DEFICIT              OF COMPANY
                                       --------------------     ----------------     -----------------     ------------------
Balance,
DECEMBER 31, 2001                                  $ 9,000         $ 36,167,000         $ (18,267,000)            $ (173,000)
      Net Income                                                                              245,000
      Realized loss on trading
      of proprietary stock of
      Co. held by subsidiary                                                                                          (1,000)
      Stock Subscription
      Receivable

                                       --------------------     ----------------     -----------------     ------------------

BALANCE, MARCH 31, 2002

(UNAUDITED)                                        $ 9,000         $ 36,167,000         $ (18,022,000)            $ (174,000)
                                       ====================     ================     =================     ==================





                                           PROPRIETARY STOCK
                                             STOCK OF             SUBSCRIPTION               TOTAL
                                           COMPANY HELD               STOCK              STOCKHOLDERS'
                                          BY SUBSIDIARY            RECEIVABLE               EQUITY
                                        -------------------     ------------------     ------------------
Balance,                                     $ (1,000)            $ (1,291,000)          $ 16,444,000
DECEMBER 31, 2001                                                                             245,000
      Net Income
      Realized loss on trading
      of proprietary stock of                                                                  (1,000)
      Co. held by subsidiary
      Stock Subscription                                               (90,000)               (90,000)
      Receivable
                                     -------------------     ------------------     ------------------


BALANCE, MARCH 31, 2002
(UNAUDITED)                                  $ (1,000)            $ (1,381,000)          $ 16,598,000
                                     ===================     ==================     ==================

The accompanying notes are an integral part of these consolidated statements.

(THIS FILING CONTAINS REFERENCES TO UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 IN LIEU OF AUDITED FINANCIAL STATEMENTS)


ECHAPMAN.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             2002                   2001
                                                                        ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                                       $ 245,000           $(1,616,000)
      Adjustments to reconcile Net Income (Loss) to
      net cash from operating activities:
          Depreciation and amortization                                          26,000               402,000
          Effect from changes in assets and liabilities
              Receivables from brokers and dealers                              (97,000)              108,000
              Management fee receivable                                          (2,000)               19,000
              Prepaid and other assets                                            6,000                33,000
              Accounts payable and accrued expenses                            (331,000)             (279,000)
              Other liabilities                                                (153,000)              414,000
                                                                        ----------------       ---------------
Net cash from operating activities                                             (306,000)             (919,000)
                                                                        ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of Equipment                                                      25,000                     -
      Advances to officer/employee                                               80,000               (60,000)
      Net proceeds from sale of investments                                           -               457,000
                                                                        ----------------       ---------------
Net cash from investing activities                                              105,000               397,000
                                                                        ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Stock Subscription Receivable                                             (74,000)                    -
      Payment on the retirement of treasury stock                                     -              (667,000)
      Unrealized loss on proprietary stock                                       (1,000)                    -
                                                                        ----------------       ---------------
Net cash from financing activities                                              (75,000)             (667,000)
                                                                        ----------------       ---------------

NET DECREASE IN CASH AND CASH EQUIVELANTS                                      (276,000)           (1,189,000)

CASH AND CASH EQUIVELANTS, BEGINNING OF PERIOD                                1,080,000             3,926,000
                                                                        ----------------       ---------------

CASH AND CASH EQUIVELANTS, END OF PERIOD                                      $ 804,000           $ 2,737,000
                                                                        ================       ===============


The accompanying notes are an integral part of these consolidated statements.

(THIS FILING CONTAINS REFERENCES TO UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

eCHAPMAN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 2002 and 2001, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.







The accompanying notes are an integral part of these consolidated statements.

(THIS FILING CONTAINS REFERENCES TO UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the financial statements and notes thereto, included in the Company's 10K-SB for the year ended December 31, 2001. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.






















The accompanying notes are an integral part of these consolidated statements.

(THIS FILING CONTAINS REFERENCES TO UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2001 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

TREASURY STOCK

Until March 11, 2002, The Chapman Co. was a market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of March 31, 2002 and December 31, 2001, the Chapman Co. held approximately 3,461 and 619 shares of the eChapman's stock in inventory, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2001 presentation to conform to the March 31, 2002 presentation.

SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the three months ended March 31, 2002 and 2001, are strategic business units that offer different services.



                                               THREE MONTHS ENDED MARCH 31, 2002
                       -------------------------------------------------------------------------------
                         SECURITIES
                         BROKERAGE
                            AND         INVESTMENT
                         INVESTMENT    ADVISORY AND       INTERNAL     AMOUNT NOT
                          BANKING       MANAGEMENT         PORTAL       ALLOCATED         TOTAL
                          SERVICES       SERVICES        OPERATION     TO SEGMENTS     CONSOLIDATED
                       -------------   -------------   -------------   -------------   -------------
Revenue from
external customers         $ 979,000       $ 558,000             $ -         $ 1,000     $ 1,538,000
Interest revenue              27,000               -               -         112,000         139,000
Loss on trading                8,000               -               -           1,000           9,000
                       -------------   -------------   -------------   -------------   -------------
Total                    $ 1,014,000       $ 558,000             $ -       $ 114,000     $ 1,686,000
                       =============   =============   =============   =============   =============

Interest expense             $ 2,000             $ -             $ -             $ -         $ 2,000
Depreciation and
amortization                   8,000           4,000          14,000               -          26,000
Segment gain (loss)          130,000         205,000         (53,000)        (37,000)        245,000
Segment assets             1,625,000         362,000         542,000      15,212,000      17,741,000


                                          THREE MONTHS ENDED MARCH 31, 2001
                         ----------------------------------------------------------------------
                         SECURITIES
                         BROKERAGE
                            AND       INVESTMENT
                        INVESTMENT   ADVISORY AND    INTERNAL      AMOUNT NOT
                         BANKING      MANAGEMENT      PORTAL       ALLOCATED        TOTAL
                         SERVICES     SERVICES       OPERATION     TO SEGMENTS   CONSOLIDATED
                         ---------   ------------   -----------   -------------  ------------
Revenue from
external customers       $ 943,000     $1,073,000   $        --    $     9,000     $2,025,000

Interest revenue            98,000         19,000            --             --        117,000

Loss on trading             (7,000)            --            --             --         (7,000)
Loss on investments net         --             --            --       (769,000)      (769,000)
                         ----------   -----------   -----------    -----------     ----------
Total                    $1,034,000   $1,092,000    $        --    $  (760,000)    $1,366,000
                         ==========   ===========   ===========    ===========     ==========

Interest expense         $   27,000   $        --   $        --     $       --     $   27,000

Depreciation and

amortization                 24,000       39,000         34,000        305,000        402,000

Segment gain (loss)          76,000      (61,000)    (1,332,000)      (299,000)    (1,616,000)

Segment assets            4,549,000    1,005,000        711,000     23,124,000     29,389,000

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

RISK FACTORS

Our common stock is listed on Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market we must meet minimum financial and other requirements. On February 14, 2002 we received notification from the NASD that the company's common stock has not maintained the minimum market value for continued inclusion and if compliance cannot be demonstrated by May 15, 2002 will be de-listed. There can be no assurance that our common stock will be able to regain compliance to meet the minimum bid price requirement and, accordingly, there can be no assurance that our common stock will continue to be listed on the Nasdaq National Market after May 15, 2002. As of May 15, 2002 we have not yet received notice of further action to be taken by the NASD.

OVERVIEW

eChapman is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and The Chapman Insurance Agency Incorporated. Chapman Network, Inc., the interactive on-line community and Chapman Online, the online brokerage unit of eChapman have been modified in scope as eChapman has realigned its strategic objectives to focus on growth within its traditional business sectors.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue

                                                                  eCHAPMAN, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              (Unaudited)

                                                                      Three Months Ended March 31,
                                              -----------------------------------------------------------------------------
                                                             2002                                      2001
                                              -----------------------------------      ------------------------------------
                                                                  Percentage of                              Percentage of
                                                    Amounts        Net Revenue               Amounts          Net Revenue
                                              -----------------------------------      ------------------------------------
REVENUE:
Commissions                                         $ 787,000          46.7%            $   908,000              67.8%
Underwriting and management fees                      193,000          11.5%                 44,000               3.3%
Investment management fees                            558,000          33.1%              1,073,000              80.1%
Interest, dividends and other income                  139,000           8.3%                117,000               8.7%
Gain (loss) on trading                                  9,000           0.5%                 (7,000)             (0.5%)
Loss on investments, net                                   --           0.0%               (769,000)            (57.4%)
                                                   ----------    ----------              ----------         ----------
     Total revenue                                  1,686,000         100.1%              1,366,000             102.0%
Interest expense                                        2,000           0.1%                 27,000               2.0%
                                                   ----------    ----------              ----------         ----------
     Net revenue                                    1,684,000         100.0%              1,339,000             100.0%
                                                   ----------    ----------              ----------         ----------

OPERATING EXPENSE:
Compensation and benefits                             927,000          55.0%              1,087,000              81.2%
Floor brokerage and clearing fees                      70,000           4.2%                205,000              15.3%
Management fees                                       159,000           9.4%                355,000              26.5%
Depreciation and amortization expense                  26,000           1.5%                402,000              30.0%
Other operating expense                               257,000          15.3%                906,000              67.7%
                                                   ----------    ----------              ----------         ----------

     Total expenses                                 1,439,000          85.5%              2,955,000             220.7%
                                                   ----------    ----------              ----------         ----------

Net Income (Loss)                                   $ 245,000          14.5%            $(1,616,000)           (120.7%)
                                                   ==========    ==========              ==========         ==========


          Net revenue increased $345,000, or 25.8%, to $1,684,000 for the three months ended March 31, 2002 from $1,339,000 for the prior comparable period.

          Commission revenue decreased by $121,000, or 13.3%, to $787,000 for the three months ended March 31, 2002 from $908,000 for the prior comparable period. The decrease was primarily due to a decrease in retail and institutional brokerage activity. Commission revenue from retail brokerage activity decreased $83,000, or 58.8%, to $58,000 for the three months ended March 31, 2002 from $141,000 for the prior comparable period. Institutional commission revenue decreased $111,000, or 28.2%, to $282,000 for the three months ended March 31, 2002 from $393,000 for the prior comparable period. This decrease in commission revenue was partially offset by an increase in municipal revenue. Municipal revenue increased $101,000, or 29.4%, to $445,000 for the three months ended March 31, 2002 from $344,000 for the prior comparable period.

          Underwriting and management fee revenue increased by $149,000, or 338.6%, to $193,000 for the three months ended March 31, 2002 from $44,000 for the prior comparable period. The increase in underwriting and management fee revenue was partially due to an increase in management fee revenue of $37,000, or 178.2%, to $57,000 for the three months ended March 31, 2002 from $20,000 for the prior comparable period. This increase was due to favorable interest rates which have remained relatively constant over the last several quarters. The increase in underwriting and management fee revenue was also due to an increase in financial advisory fee revenue of $106,000, or 496.4%, to $127,000 for the three months ended March 31, 2002 from $21,000 for the prior comparable period.

          The firm's revenue from its asset management business was impacted by the ongoing uncertainty in the equity market and the liquidation of the DEM-MET Trust, resulting in lower fee revenue for the three months ended March 31, 2002 compared to the prior comparable period. Investment management fee revenue decreased $515,000, or 48.0%, to $558,000 for the three months ended March 31, 2002 from $1,073,000 for the prior comparable period. The decrease was primarily due to a net decrease of $358 million in assets under management to $219 million as of March 31, 2002, from $577 million as of March 31, 2001.

          Interest, dividends and other income increased by $22,000, or 18.8%, to $139,000 for the three months ended March 31, 2002 from $117,000 for the prior comparable period. The increase in interest, dividends and other income was due to revenue generated from online advertising and media by Chapman Network Inc.

          A gain on trading of $9,000 was recognized for the three months ended March 31, 2002, and a loss on trading of $7,000 was recognized for the prior comparable period. eChapman's gain on trading is attributable to trading activity and the change in market value of its market making securities.

          Interest expense decreased by $25,000, or 92.6% to $2,000 for the three months ended March 31, 2002, from $27,000 for the prior comparable period.

          Total expenses, excluding interest expense, decreased by $1,516,000, or 51.3%, to $1,439,000 for the three months ended March 31, 2002 from $2,955,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2002.

          Compensation and benefits decreased by $160,000, or 14.7%, to $927,000 for the three months ended March 31, 2002 from $1,087,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 55.0% and 81.2%, respectively, for the three months ended March 31, 2002 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

          Floor brokerage and clearing fees decreased by $135,000, or 65.9%, to $70,000 for the three months ended March 31, 2002 from $205,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

          Management fees, which consist of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, and expenses related to the administration of the Chapman Capital U.S. Treasury Fund, and the DEM Equity Fund, decreased by $196,000, or 55.2%, to $159,000 for the three months ended March 31, 2002 from $355,000 for the prior comparable period. The decrease in management fee expense largely reflects the trend in assets under management and the liquidation of the DEM-MET Trust during this reporting period.

          Depreciation and amortization expense decreased by $376,000, or 93.5% to $26,000 for the three months ended March 31, 2002 from $402,000 for the prior comparable period. The decrease is primarily due to the discontinuation of merger related amortization of goodwill. Effective January 2002, the Company adopted SFAS No. 142 which requires goodwill and intangibles to be reviewed for impairment, and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair market value.

          Other expenses decreased by $649,000, or 71.6%, to $257,000 for the three months ended March 31, 2002 from $906,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, and travel expenses. The decrease in these costs is the result of a change in business strategy.

              For the three months ended March 31, 2002, eChapman realized net income of $245,000, compared to a net loss of $1,616,000 for the three months ended March 31, 2001, an improvement of $1,861,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2002, there were no material changes to the information provided in item Item 7A of the 2001 Form 10K Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, eChapman had cash and cash equivalents of $150,000 and a $654,000 cash deposit held by its clearing agent.

With the exception of goodwill and other intangible assets which amount to $15,272,000 as of March 31, 2002, our assets are reasonably liquid, consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of March 31, 2002 were $17,741,000.

The Chapman Co. and Chapman On-Line are subject to the net capital rules of the SEC. As such, The Chapman Co. and Chapman On-Line are subject to certain restrictions on the use of capital and their related liquidity.

As of March 31, 2002, eChapman had a subscription stock receivable from its majority stockholder in the amount of $1,381,000 reserved as an adjustment to equity.

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

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K

         We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

         Form 8-K, filed March 31, 2002, Item 4.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                eCHAPMAN.COM, INC.

                                By:        /s/ NATHAN A. CHAPMAN, JR.
                                          ------------------------------------
                                          Nathan A. Chapman, Jr.
                                          President, Chairman of the Board
                                          and Director

                                Date:      May  15, 2002

                                          /s/ DEMETRIS B. BROWN
                                          ------------------------------------
                                          Demetris B. Brown
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                               Date:      May  15, 2002