Form 10KSB/A
period 2001-12-31
ECHAPMAN INC
filed 2002-05-31
CIK 1096114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2


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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $7,681,000.

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


ON APRIL 16, 2002 eCHAPMAN, INC. FILED FORM 10-KSB, AS AMENDED ON FORM 10-KSB/A ON APRIL 24, 2002, WHICH INCLUDED UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE eCHAPMAN, INC. ("eCHAPMAN") ELECTED AS DISCLOSED IN TEMPORARY NOTE 2T TO ARTICLE OF REGULATION S-X, AND ISSUED BY THE SEC. NOT TO HAVE ARTHUR ANDERSEN LLP (eCHAPMAN'S INDEPENDENT AUDITORS THROUGH MARCH 14, 2002) ISSUE A MANUALLY SIGNED AUDIT REPORT WITH RESPECT TO THOSE FINANCIAL STATEMENTS. SEE RISK FACTORS ENTITLED "WE HAVE TERMINATED OUR RELATIONSHIP WITH ARTHUR ANDERSEN, LLP AS OUR INDEPENDENT AUDITORS," "eCHAPMAN HAS RETAINED NEW INDEPENDENT AUDITORS EFFECTIVE MARCH 14, 2002," "OUR PREVIOUS FILINGS ON FORM 10-KSB AND FORM 10-KSB/A, FILED APRIL 16, 2002 AND APRIL 24, 2002, RESPECTIVELY, CONTAINED UNAUDITED FINANCIAL STATEMENTS WHICH ARE NOT SUBSTANTIALLY DIFFERENT THAN THE AUDITED FINANCIAL STATEMENTS FILED HEREIN." SEE "FINANCIAL STATEMENTS," BEGINNING AT PAGE F-1. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RECENT DEVELOPMENT" HEREIN."


                                TABLE OF CONTENTS



                                                                                                          PAGE
                                                                                                           ----
Part I ......................................................................................................3
Item 1.    Description Of Business ..........................................................................3
Item 5a.   Risk Factors ....................................................................................12
Item 6.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations ...........15
Item 7.    Financial Statements ............................................................................21
           Other Information Previously Omitted From Echapman's Proxy Statement Pursuant To Securities
           Exchange Act Of 1934, As Amended, Release No. 34-45589 ..........................................21

Item 13.   Exhibits List And Reports On Form 8-K ...........................................................







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

                                    STRATEGY

Our management team has recognized the broad economic, market and sector challenges faced by the U.S. economy during calendar year 2001. Our online brokerage operation is symbolic and reflective of the operating climate. During this period, several minority portals have discontinued operations and others have merged with similar web sites in order to achieve economies of scale and continue operations. Our on-line strategy and projected internet marketing strategy, subject to broader market forces has been reevaluated to be in line with current industry demand. As a consequence of this reevaluation, we have substantially reduced the scope of our efforts in this area. This change will permit us to focus our resources on our core businesses of investment management, investment banking and brokerage.


              SECURITIES BROKERAGE AND INVESTMENT BANKING SERVICES


BROKERAGE SERVICES

The Chapman Co. is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, and Puerto Rico and is a member firm of the NASD. The Chapman Co. provides brokerage services to institutional and retail clients.

The Chapman Co. charges commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. The Chapman Co.'s primary source of revenue for its brokerage business has historically been commissions generated from institutional brokerage. The Chapman Co.'s institutional clients include investment managers, corporate retirement plans and municipal retirement plan sponsors. The Chapman Co. maintains floor broker relationships on the New York, American and Chicago Stock Exchanges and executes buy and sell orders in the over-the-counter markets. Approximately 26.10% of our revenue during the year ended December 31, 2001 was derived from our brokerage business.


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


The Chapman Co. was approved to be a registered market-maker for the securities of up to five companies at any time during 2001, including eChapman. During the year ended December 31, 2001, The Chapman Co. only made a market in the securities of eChapman. Subsequent to December 31, 2001, The Chapman Co. terminated its activities.

The Chapman Co.'s trading activities involve the purchase, sale or short sale of securities as a principal, and, accordingly, involve risks of a change in market price of these securities and of a decrease in the liquidity of markets, which can limit our ability to sell securities purchased or to purchase securities sold in such transactions. The stock of eChapman held by The Chapman Co. in its market making inventory is recorded in the equity section of our balance sheet at cost like treasury stock. The Chapman Co. experienced a gain on trading of $50,000 for the year ended December 31, 2001 and a loss on trading of $361,000 for the year ended December 31, 2000. As of December 31, 2001 and 2000 The Chapman Co.'s inventory of market-making securities was $0 and $644,000, respectively.

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

INVESTMENT ADVISORY SERVICES

Our investment advisory subsidiary, Chapman Capital Management, currently manages two active mutual funds: the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman Funds, Inc., an open-end management investment company registered under the Investment Company Act of 1940. Chapman Capital Management has also managed one private investment trust, the DEM-MET Trust. Chapman Capital Management also advises corporate, institutional and individual investors on a separate account basis.


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

DEM-MET Trust was organized in 1996 under New York law and is intended to qualify as a tax-exempt pooled trust for qualified employee benefit plans and certain governmental plans. Chapman Capital Management, which acts as investment adviser to the DEM-MET Trust, seeks to enhance performance and reduce market risk by allocating assets among multiple sub-advisers. The sub-advisers may have, but are not necessarily required to have, dissimilar investment styles and security selection disciplines. At December 31, 2001 the DEM-MET trust had assets of $211 million. The DEM-MET Trust was fully liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships.

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

RESEARCH

As of February 28, 2001, Chapman Capital Management employed two portfolio managers. Chapman Capital Management currently employs one buy-side analyst to assist the portfolio managers in investment research, monitoring of investment opportunities and the development and maintenance of Chapman Capital Management's proprietary valuation and screening model. Chapman Capital Management also utilizes the research services of The Chapman Co.

DEPENDENCE ON KEY INVESTMENT MANAGEMENT CLIENTS

At December 31, 2001 the DEM-MET trust had two clients with total assets of $211 million. The DEM-MET Trust was fully liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships.

Our advisory fee revenue will be reduced by the impact of the termination of the DEM-MET Trust. These assets and revenue reductions may be offset by inflows of assets in other products. But we can not guarantee that inflows of assets will occur.

ANNUITY PRODUCTS

Our insurance subsidiary, The Chapman Insurance Agency, sells annuity products on an agency basis for insurance underwriters however, Chapman Insurance Agency has not had significant operations to date. Chapman Insurance Agency currently offers only variable annuities. Policyholders are able to choose among several available separate account options offered by the insurance underwriter and may transfer monies between the various annuity options on a tax-deferred basis.


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

ON-LINE TRADING

Chapman On-Line, Inc. is registered as a broker-dealer with the SEC and in the District of Columbia, Maryland, Virginia and South Carolina and is a member firm of the NASD. Chapman On-Line provides brokerage services to retail clients through the eChapman web site. Chapman On-Line has terminated its registrations in the remaining States.

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

The Chapman Co. and Chapman On-Line are each registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as The Chapman Co.'s primary regulator. The NASD adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Chapman Co. is registered as a broker-dealer in 50 states and the District of Columbia and Puerto Rico. Chapman On-Line has reduced its area of operations and is registered as a broker-dealer in the District of Columbia, Maryland, Virginia and South Carolina and is a member firm of the NASD. Chapman On-Line has terminated its registrations in the remaining States.


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


WE HAVE TERMINATED OUR RELATIONSHIP WITH ARTHUR ANDERSEN, LLP, AS OUR INDEPENDENT AUDITORS.


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


OUR PREVIOUS FILINGS ON FORM 10-KSB AND FORM 10-KSB/A, FILED APRIL 16, 2002 AND APRIL 24, 2002, RESPECTIVELY, CONTAINED UNAUDITED FINANCIAL STATEMENTS WHICH MAY BE SUBSTANTIALLY DIFFERENT THAN THE AUDITED FINANCIAL STATEMENTS FILED HEREIN

eChapman filed unaudited financial statements on Form 10-KSB and Form 10-KSB/A No. 1 on April 16, 2002 and April 24, 2002, respectively, in reliance on Temporary Note 2T to Article 3 of Regulation S-X. No auditor opined that the unaudited financial statements contained therein presented fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity of the Company or the financial highlights for each of the periods reported in accordance with generally accepted accounting principles. eChapman is filing audited financial statements, as prepared by Wilkins McNair, P.C., by amendment with this Form 10-KSB/A No. 2.

WE ARE CURRENTLY THE SUBJECT OF A FORMAL NON-PUBLIC INVESTIGATION UNDERTAKEN BY THE SECURITIES AND EXCHANGE COMMISSION RELATING TO THE INITIAL PUBLIC OFFERING OF THE COMPANY AND CERTAIN SALES AND RECORD-KEEPING PRACTICES OF THE CHAPMAN COMPANY.

Although we cannot not express an opinion as to the final outcome of the Securities and Exchange Commission inquiry, an adverse finding with respect to the aforementioned investigation could impact the Company's ability to properly conduct its business and could negatively impact eChapman's results of operations, financial position, cash flows or changes in shareholders' equity and share price. The investigation is ongoing.


WE HAVE BEEN NOTIFIED BY THE NASDAQ THAT THE COMPANY FAILS TO COMPLY WITH THE MINIMUM BID PRICE REQUIREMENT FOR CONTINUED LISTING AS SET FORTH IN MARKETPLACE RULE 4310.


On February 15, 2002, we received a Nasdaq Staff Determination Letter that the minimum bid price for eChapman fails to comply with the continued listing requirements under Marketplace Rule 4310 and that eChapman's common stock, therefore, was subject to delisting from the Nasdaq National Market. In the event that eChapman is delisted from the Nasdaq National Market there is no guarantee that eChapman will be able to sustain an adequate market for its securities on either the Over-The Counter Bulletin Board or the "Pink sheets". Any listing on either the Over-The Counter Bulletin Board or the " Pink Sheets" will substantially and materially impair the market that exists for the trade of our securities, which in turn have a material adverse effect on eChapman's results of operations, financial position, cash flows or changes in shareholders' equity. eChapman intends to pursue alternatives to delisting, including becoming listed ont eh Nasdaq SmallCap Market.


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

At December 31, 2001 the DEM-MET Trust had two clients with total assets of $211 million. The DEM-MET Trust was liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships. Our advisory fee revenue will be reduced by the impact of these withdrawals. In our regular course of business clients contribute, withdraw and reallocate assets on a regular basis. These assets and revenue reductions may be offset by inflows of assets in other products, but we can not guarantee that inflows of assets will occur.

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

Chapman Network is eChapman's media and advertising subsidiary. An agreement to purchase the assets of NetNoir, Inc. was completed July 20, 2001, resulting in an expansion of services offered by the Chapman Network. Chapman Online, Inc., an integral component of eChapman's interactive on-line community, is the online brokerage unit of eChapman. Chapman Online offers online trading. The Chapman Company is a full service securities brokerage and investment banking company that engages in corporate and government finance, retail and institutional brokerage, research and trading. Chapman Capital Management is a registered investment advisor that acts as financial advisor to separate accounts, and a family of mutual funds. The Chapman Insurance Agency sells annuity products on an agency basis.

RESULTS OF OPERATIONS

                            PRO FORMA FINANCIAL DATA

The following audited pro forma consolidated statements of operations are provided for informational purposes only and do not purport to present the actual results of operations of eChapman. The audited pro forma consolidated statements of operations should be read in conjunction with the historical audited consolidated financial statements of eChapman, including the related notes, included elsewhere in this document.

The audited pro forma consolidated statement of operations gives effect to the consolidation of eChapman for the period December 31, 2001 compared to the year ended December 31, 2000. Because the eChapman, Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings merger was a merger of companies under common control, their merger was accounted for similar to a pooling of interest.

RESULTS OF OPERATIONS

The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.

                       eCHAPMAN.COM, INC. AND SUBSIDIARIES
          COMBINED AND CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Twelve Months Ended December 31, 2001
                                                -----------------------------------------------------------------
                                                            2001                               2000
                                                -----------------------------      ------------------------------
                                                                Percentage of                       Percentage of
                                                  Amounts       Total Revenue        Amounts        Total Revenue
                                                -----------------------------      ------------------------------
REVENUE:
Commissions                                     $  3,702,000         48.8%         $ 3,043,000           32.4%
Underwriting and management fees                     642,000          8.5%           1,113,000           11.9%
Investment management fees                         3,779,000         49.8%           5,237,000           55.8%
Interest, dividends and other income                 406,000          5.3%             623,000            6.6%
Gain (loss) on trading                                50,000          0.7%            (361,000)          -3.8%
Loss on investments, net                            (898,000)       -11.8%                  --            0.0%
                                                -----------------------------      ------------------------------
     Total revenue                                 7,681,000        101.2%           9,655,000          102.8%
Interest expense                                      90,000          1.2%             264,000            2.8%
                                                -----------------------------      ------------------------------
     Net revenue                                   7,591,000        100.0%           9,391,000          100.0%

OPERATING EXPENSE:
Compensation and benefits                          3,851,000         50.7%           4,936,000           52.6%
Floor brokerage and clearing fees                    470,000          6.2%             591,000            6.3%
Management fees                                    1,074,000         14.1%           1,658,000           17.7%
Depreciation and amortization expense              1,884,000         24.8%           1,470,000           15.7%
Other operating expense                            4,630,000         61.0%           5,216,000           55.5%
                                                -----------------------------      ------------------------------
     Total expenses                               11,909,000        156.9%          13,871,000          147.7%
                                                -----------------------------      ------------------------------

Operating loss                                    (4,318,000)       -56.9%          (4,480,000)         -47.7%
Other income (expense)
     Impairment loss                              (6,676,000)       -87.9%                 --             0.0%
                                                -----------------------------      ------------------------------
Net loss                                        $(10,994,000)      -144.8%         $(4,480,000)         -47.7%
                                                =============================      ==============================

PRO FORMA RESULTS OF OPERATIONS

Net revenue decreased $1,800,000, or 19.2%, to $7,591,000 for the year ended December 31, 2001 from $9,391,000 for the prior comparable period. The decline in net revenues for the year ended December 31, 2001 reflects weakness in the overall equity market and the effects of September 11, resulting in a reduction in assets under management.

Commission revenue increased by $659,000, or 21.7%, to $3,702,000 for the year ended December 31, 2001 from $3,043,000 for the prior comparable period. The increase was primarily due to an increase in municipal participation and commission revenue from international brokerage activity. Commission revenue from municipal participation increased $770,000, or 129.32%, to $1,366,000 for the year ended December 31, 2001 from $596,000 for the prior comparable period. eChapman participated in 58 municipal deals during the twelve month period ended December 31, 2001 compared to 67 municipal deals in the prior comparable period. The increase in municipal revenue can be attributed to larger deal sizes. Commission revenue from international brokerage totaled $248,000 for the year ended December 31, 2001. There was no international brokerage activity for the prior comparable period. These increases were partially offset by a decrease in institutional commission revenue and 12b1 fee commission. Commission revenue from the sale of institutional brokerage decreased $260,000, or 14.84%, to $1,492,000 for the year ended December 31, 2001 from $1,752,000 for the prior comparable period. 12b1 fee commission decreased $35,000, or 37.51%, to $58,000 for the year ended December 31, 2001 from $93,000 for the prior comparable period.

Underwriting and management fee revenue decreased by $471,000, or 42.3%, to $642,000 for the year ended December 31, 2001 from $1,113,000 for the prior comparable period. The decrease in underwriting and management fee revenue was partially due to a decrease in syndicate commission of $280,000, or 90.95%, to $28,000 for the year ended December 31, 2001 from $308,000 for the prior comparable period. This decrease was due to shrinkage in the overall equity market volume. The decrease in underwriting and management fee revenue was also due to a decrease in corporate finance revenue of $294,000, or 81.86%, to $65,000 for the year ended December 31, 2001 from $359,000 for the prior comparable period. These decreases were partially offset by an increase in management fee revenue of $113,000, or 83.87%, to $247,000 for the year then ended December 31, 2001 from $134,000 for the prior comparable period.

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

Interest, dividends and other income decreased by $217,000, or 34.8%, to $406,000 for the year ended December 31, 2001 from $623,000 for the prior comparable period. The decrease in interest, dividends and other income was primarily due to a decrease in interest and dividend revenue. The decrease in interest and dividend revenue was partially offset by an increase in other income. Other income increased for the three months ended December 31, 2001 due to revenue generated from online advertising, events and media by the newly formed Chapman Network Inc.

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

Total expenses, excluding interest expense, decreased by $1,962,000, or 14.1%, to $11,909,000 for the year ended December 31, 2001 from $13,871,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2002.

Compensation and benefits decreased by $1,085,000, or 22.0%, to $3,851,000 for the year ended December 31, 2001 from $4,936,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 50.7% and 52.6%, respectively, for the year ended December 31, 2001 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

Floor brokerage and clearing fees decreased by $121,000, or 20.5%, to $470,000 for the year ended December 31, 2001 from $591,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, the DEM-MET Trust, decreased by $584,000, or 35.2%, to $1,074,000 for the year ended December 31, 2001 from $1,658,000 for the prior comparable period. The decrease in management fee expense largely reflects the trend in assets under management noted above in the investment management fee revenue analysis.

Depreciation and amortization expense increased by $414,000, or 28.2% to $1,884,000 for the year ended December 31, 2001 from $1,470,000 for the prior comparable period. The increase was due to depreciation for capitalized website development costs which began during the last quarter of calendar year 2000. These expenses primarily include merger related amortization.

Other expenses decreased by $586,000, or 11.2%, to $4,630,000 for the year ended December 31, 2001 from $5,216,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, travel expense, and conference and seminar costs. The decrease in these costs is the result of a change in business strategy to operating performance and profitability. Other expenses increased for the year ended December 31, 2001 due to development costs associated with Chapman Network Inc. Expenses for Chapman Network include website, consulting fees, and other startup administrative costs.

Excluding depreciation, the amortization of intangibles, and one time charges, eChapman realized an operating loss of $877,000, a decrease of $2,133,000 or 70.9%, for the year ended December 31, 2001 from an operating loss of $3,010,000 for the prior comparable period.

The net loss increased by $6,514,000, or 145.4%, to $10,994,000 for the year ended December 31, 2001 from $4,480,000 for the prior comparable period. These changes are due to items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, eChapman had cash and cash equivalents of $426,000 and a $654,000 cash deposit held by its clearing agent related to its investment in proprietary stock.

With the exception of goodwill and other intangible assets which amount to $15,312,000 as of December 31, 2001, our assets are reasonably liquid, with a consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of December 31, 2001 were $17,983,000.

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

ITEM 7. FINANCIAL STATEMENTS


The audited financial statements of eChapman and related notes, are set forth at pages F-1 through attached hereto.

OTHER INFORMATION PREVIOUSLY OMITTED FROM eCHAPMAN'S PROXY STATEMENT PURSUANT TO SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELEASE NO. 34-45589.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
eChapman, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet and statement of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 of eChapman, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated May 15, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the aduit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Wilkins McNair, PC

May 15, 2002

Fiscal 2001 Audit Fee Summary

         Audit Fees

         Arthur Andersen LLP billed eChapman an aggregate of $ 57,000 in fees for professional services rendered in connection with the audit of eChapman's financial statements for the most recent fiscal year and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10QSB during the fiscal year ended December 31, 2001. Wilkins McNair, P.C. billed eChapman an aggregate of $24, 212 in fees for professional services rendered in connection with the audit of eChapman's financial statements for the fiscal year ended December 31, 2001.

         Financial Information Systems Design and Implementation Fees

         Arthur Andersen LLP did not perform or bill eChapman for professional services during the fiscal year ended December 31, 2001 in connection with the design and implementation of financial information systems.

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

23.1     Consent of Wilkins McNair, P.C.

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

                                            eChapman, Inc.






Dated: May 31, 2002                         By: /s/ Nathan A. Chapman, Jr.
                                                --------------------------
                                                Nathan A. Chapman, Jr.
                                                PRESIDENT




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
/s/ Nathan A. Chapman, Jr.                         (Principal Executive Officer)      May 31, 2002
--------------------------
Nathan A. Chapman, Jr.
                                                   Chief Financial Officer
/s/ Demetris B. Brown                              (Principal Financial and           May 31, 2002
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
         Lottie H. Shackelford                     Theron Stokes

By: /s/ Nathan A. Chapman, Jr.                                                        May 31, 2002
    --------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                 eCHAPMAN, INC.

                         AUDITED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-7

                                 ECHAPMAN, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


                        SEE INDEPENDENT AUDITORS' REPORT

ASSETS                                                                                  2001           2000
------                                                                            -------------    ------------
     Cash                                                                          $    426,000    $  2,554,000
     Cash deposits with clearing organization                                           654,000       1,372,000
     Investments, available for sale                                                    349,000         358,000
     Receivables from brokers and dealers                                               176,000         484,000
     Receivables, other                                                                  78,000            --
     Management fees receivable                                                         321,000         489,000
     Advances to officer/employee                                                       103,000       1,150,000
     Office equipment, net                                                              118,000          93,000
     Prepaids and other assets                                                          446,000         892,000
     Intangible assets, net                                                          15,312,000      23,867,000
                                                                                   ------------    ------------
                                                                                   $ 17,983,000    $ 31,259,000
TOTAL ASSETS                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Accounts payable                                                              $  1,389,000    $  1,417,000
     Margin loan payable                                                                   --           884,000
     Other liabilities                                                                  150,000         150,000
                                                                                   ------------    ------------
TOTAL LIABILITIES                                                                     1,539,000       2,451,000
TOTAL ASSETS                                                                       ============    ============
STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 50,000,000 shares authorized, 14,569,422 and
        12,281,096 shares issued and outstanding, and 2,288,326 treasury shares           9,000          13,000
     Additional paid-in-capital                                                      36,602,000      37,774,000
     Accumulated deficit                                                            (18,702,000)     (7,220,000)
     Subscription stock receivable                                                   (1,291,000)           --
     Cumulative realized loss on trading of proprietary
        stock of company held by subsidiary                                            (173,000)       (307,000)
     Proprietary stock of company held by subsidiary
        at cost                                                                          (1,000)        884,000
     Accumulated comprehensive income adjustment                                           --           568,000
                                                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                           16,444,000      28,808,000
                                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 17,983,000    $ 31,259,000
                                                                                   ============    ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

                                 ECHAPMAN, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        SEE INDEPENDENT AUDITORS' REPORT


REVENUE                                               2001            2000
-------                                          ------------   ---------------

      Commissions                                $  3,702,000    $   3,043,000
      Underwriting and management fees                 642,000       1,113,000
      Investment management fees                     3,779,000       5,237,000
      Interest, dividends and other income             406,000         623,000
      Gain (loss) on trading                            50,000        (672,000)
      Loss on Investments                             (898,000)           --
                                                  ------------    ------------
TOTAL REVENUE                                        7,681,000       9,344,000
      Interest Expense                                  90,000         264,000
                                                  ------------    ------------
NET REVENUE                                          7,591,000       9,080,000
                                                  ------------    ------------
EXPENSES
      Compensation and benefits                      3,851,000       4,936,000
      Floor brokerage and clearing fees                470,000         591,000
      Management fees                                1,074,000       1,658,000
      Travel and business development                  415,000         408,000
      Professional fees                              1,324,000         582,000
      Advertising, promotion and publicity              41,000         858,000
      Depreciation and amortization expense          1,884,000         894,000
      Other operating expense                        2,850,000       3,368,000
                                                  ------------    ------------
TOTAL EXPENSE                                       11,909,000      13,295,000
                                                  ------------    ------------
OPERATING LOSS                                      (4,318,000)     (4,215,000)

OTHER EXPENSE
      Impairment loss                               (7,252,000)           --
                                                  ------------    ------------
      Loss before minority interest and income
         tax benefit                               (11,570,000)     (4,215,000)

      Minority interest                                   --           701,000


NET LOSS                                          $(11,570,000)   $ (3,514,000)
                                                  ============    ============
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:
Net Loss                                          $      (0.91)   $      (0.26)
                                                  ============    ============
Weighted average shares outstanding                 12,662,000      13,535,000
                                                  ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

                                 ECHAPMAN, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                                  CUMULATIVE
                                                                                                               REALIZED LOSS ON
                                                                                                                    TRADING
                                                                                                              PROPRIETARY STOCK
                                                                ADDITIONAL                                      OF COMPANY BY
                                                     COMMON      PAID-IN       COMPREENSIVE     ACCUMULATED      SUBSIDIARY OF
                                                     STOCK       CAPITAL          INCOME          DEFICIT           COMPANY
                                                     -----       -------          ------          -------           -------
Balance, December 31, 1999                            8,000      13,148,000              --      (3,706,000)       (161,000)
Realized loss on trading of
   proprietary stock of company
   held by subsidiary                                    --              --              --              --        (146,000)
Merger of CHI, CCMH,and CIA                           5,000          (5,000)             --              --              --
Comprehensive income:
          Net loss                                       --              --      (3,514,000)     (3,514,000)             --
          Unrealized loss on securities                  --              --        (568,000)             --              --
Comprehensive income:                                    --              --      (4,082,000)             --              --
Minority interest step-up                                --      24,297,000              --              --              --
Net proceeds from initial public offerings            1,000      12,059,000              --              --              --
Proprietary trading stock hold in inventory              --              --              --              --              --
Retirement of proprietary stock                      (1,000)    (11,725,000)             --              --              --
                                                    -------    ------------    ------------    ------------    ------------

 Balance, December 31, 2000                          13,000      37,774,000              --      (7,220,000)       (307,000)

 Stock issued in acquisition                             --         250,000              --              --              --
 Subscription stock receivable                           --              --              --              --              --
 Conversion of stock                                 (4,000)          4,000              --              --              --
 Comprehensive income:                                   --              --              --              --              --
           Net loss                                      --              --              --     (11,570,000)             --
           Unrealized gain on securities                 --              --              --              --              --
           Proprietary stock, net                        --      (1,011,000)             --              --              --
           Net realized gain on trading                  --              --              --              --         134,000
                                                    -------    ------------    ------------    ------------    ------------
 Balance December 31, 2001                          $ 9,000   $ 37,017,0000   $         --    $(18,790,000)   $   (173,000)
                                                    =======    ============    ============    ============    ============


                                                                    ACCUMULATED     SUBSCRIPTION      TOTAL
                                                      PROPRIETARY  COMPREHENSIVE        STOCK      STOCKHOLDERS'
                                                        STOCK          INCOME         RECEIVABLE      EQUITY
                                                         -----         ------         ----------      ------
Balance, December 31, 1999                            (842,000)             --              --       8,447,000
Realized loss on trading of
   proprietary stock of company
   held by subsidiary                                       --              --              --        (146,000)
Merger of CHI, CCMH,and CIA                                 --              --              --              --
Comprehensive income:
          Net loss                                          --              --              --      (3,514,000)
          Unrealized loss on securities                     --        (568,000)       (568,000)
Comprehensive income:                                       --              --              --              --
Minority interest step-up                                   --              --              --      24,297,000
Net proceeds from initial public offerings                  --              --              --      12,060,000
Proprietary trading stock hold in inventory            (42,000)             --              --         (42,000)
Retirement of proprietary stock                             --              --              --     (11,726,000)
                                                  ------------    ------------    ------------    ------------

 Balance, December 31, 2000                           (884,000)       (568,000)             --      28,808,000

 Stock issued in acquisition                                --              --              --         250,000
 Subscription stock receivable                              --              --      (1,291,000)     (1,291,000)
 Conversion of stock                                        --              --              --              --
 Comprehensive income:                                      --
           Net loss                                         --              --              --     (11,570,000)
           Unrealized gain on securities                    --         568,000              --         568,000
           Proprietary stock, net                      883,000              --              --        (128,000)
           Net realized gain on trading                     --              --              --         134,000
                                                  ------------    ------------    ------------    ------------
 Balance December 31, 2001                       $     (1,000)    $         --    $ (1,291,000)   $ 16,771,000
                                                  ============    ============    ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------

                                 ECHAPMAN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                        SEE INDEPENDENT AUDITORS' REPORT

                                                                                     2001             2000
                                                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                                    $(11,570,000)   $ (3,514,000)
Adjustments to reconcile net loss to net cash from
operating activities:
      Depreciation and amortization expense                                          1,884,000         894,000
      Goodwill impairment                                                            7,252,000        (701,000)
      Effect from changes in assets and liabilities
           Receivables                                                                 230,000         100,000
           Management fees receivable                                                  168,000          86,000
           Prepaids and other assets                                                   230,000       1,000,000
           Accounts payable and accrued expenses                                       (28,000)         47,000
           Other liabilities                                                              --          (163,000)
                                                                                  ------------    ------------
      NET CASH FROM OPERATING ACTIVITIES                                            (1,834,000)     (2,251,000)
                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                            (25,000)           --
      Purchase of Netnoir assets                                                      (150,000)           --
      Purchase of investments                                                         (593,000)       (331,000)
      Advances to officer/employee                                                    (244,000)        (90,000)
                                                                                  ------------    ------------
      NET CASH FROM INVESTING ACTIVITIES:                                           (1,012,000)       (421,000)
                                                                                  ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
      Net Proceeds from initial public offering, net                                      --        12,060,000
      Payment on retirement of treasury stock                                             --       (11,726,000)
                                                                                  ------------    ------------
      NET CASH FROM FINANCING ACTIVITIES                                                  --           334,000
                                                                                  ------------    ------------
      NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,846,000)     (2,338,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,926,000       6,264,000
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  1,080,000    $ 39,926,000
                                                                                  ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
                                 eCHAPMAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS:

eChapman, Inc. (eChapman) was formed on May 14, 1999 and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Incorporated.

Effective June 20, 2000, Chapman Holdings, Inc., Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. merged into separate wholly owned subsidiaries of eChapman (collectively, the Company). Also, effective on June 20, 2000, eChapman completed its initial public offering (IPO) of 1,260,000 shares of common stock at $13 per share. eChapman received net proceeds of approximately $12,060,000. The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management Holdings, Inc. (CCMHI), and Chapman Insurance Holdings, Inc.
(CIH) into wholly owned subsidiaries of eChapman was accounted for as a combination of entities under common control; thus the portion of the combined entities not under common control was stepped-up in basis to the fair market value at date of the IPO. The step-up basis generated approximately $24.3 million in goodwill.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principals generally accepted in the United States. All significant intercompany balances have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

MANAGEMENT FEES
---------------

The Company's investment management's fees are based on a percentage of the funds managed and when the value of these funds are increased or reduced, the Company's management fee is increased or reduced.

CASH
----

Cash includes cash invested in the Chapman U.S. Treasury Money Fund, a fund managed by the Chapman Capital Management, Inc. and affiliate.

INVESTMENTS
-----------

Investments as of December 31, 2001, consist of investments in common stock private companies. The cost of those investments approximate market.

TREASURY STOCK
--------------

The Chapman Co. is also the market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by The Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. The Company has cash on deposit with the clearing agent of $654,000 as of December 31, 2001. The securities purchased with the funds are held by the clearing agent as collateral.

                                 eCHAPMAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS
---------------------

The carrying amounts reported in the consolidated balance sheets for cash equivalents, receivables, investments, securities owned, advances, accounts payable and accrued expenses, margin loan payable and subordinated loan from parent approximate fair value.

EARNINGS PER SHARE
------------------

Earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the period the calculation is made. Common equivalent shares consist of shares usable upon the exercise of stock options, using the treasury stock method. The weighted basic and diluted average shares outstanding for the year ended December 31, 2001, was the weighted basic average common shares outstanding because the loss for the period presented made the common stock equivalents antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No, 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combination initiated after June 20, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as good will may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to the results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will result in certain intangibles being subsumed into goodwill and will have the impact of reducing its amortization of goodwill and intangibles commencing on January 1, 2002; however, impairment reviews may result in future periodic write-downs.

INTANGIBLE ASSETS
-----------------

Intangible assets consist of two non-compete agreements of $300,000 being amortized over 3 years related to the DEM-MET acquisition and $75,000 being amortized over 2 years related to the Chapman On-Line acquisition. Intangible assets also include goodwill of $24.2 million, being amortized over 20 years, related to the merger, $70,000 being amortized over 15 years related to the Chapman On-Line acquisition and $640,000 in DEM-MET acquisition costs being amortized over 5 years. Amortization expense for the year ended December 31, 2001 $ 1,884,000.

IMPAIRMENT OF GOODWILL
----------------------

The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management, Inc.
(CCMH), and Chapman Insurance Holdings, Inc. (CIH) into wholly owned subsidiaries of eChapman, Inc. was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the Initial Public Offering (IPO). The step-up in basis generated approximately $24.2 million in goodwill. Subsequent to the distribution date, the market value of eChapman's stock had declined substantially below its market value recorded at the date of the IPO. As a result of this decline in market value and management's expectations that market value in the investment industry would continue to fall due to the events of September 11, 2001 and other pending factors, management has evaluated the
                                 eCHAPMAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

IMPAIRMENT OF GOODWILL (CONT'D)
-------------------------------

recoverability of its goodwill. Management has measured the amount of impairment, by assessing current and future levels of income and cash flows as well as other factors, such as business trends, prospects, market and economic conditions. Based upon the assessments, management has concluded that goodwill has been impaired. In such, at December 31, 2001, the Company recorded goodwill impairment in the amount of $9,113,000.

As of December 31, goodwill was $15.3 million in 2001, net of accumulated amortization of $1.2 million.

SEGMENT REPORTING
-----------------

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the year ended December 31, 2001 are strategic business units that offer different services.

All revenue and Company activities are within the United States.

REVENUE RECOGNITION
-------------------

The Company records commission revenue and related expenses on a trade date basis as the securities transactions occur. Management fees are recognized in the period the services are provided, and underwriting fees are recognized when the transactions close.

VOLATILITY OF BUSINESS
----------------------

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

In the normal course of operations of an investment manager, clients add investments to and withdraw investments from the asset portfolio. This activity is done by clients as they continue to make investment decisions and diversify their portfolio. The earnings from investment management are affected by the additions and withdrawals of investments under management.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives:

Office equipment           3 - 5 years
Furniture                      5 years
                                 eCHAPMAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (CONT'D)
-------------------------------

Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense for the year ended December 31, 2001 was $23,000.

TRANSACTIONS WITH CLEARING ORGANIZATION
---------------------------------------

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

INCOME TAXES
------------

The Company accounts for income taxes under the liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

3. COMMITMENTS AND CONTINGENCIES:

The Company has an operating lease agreement for its office facilities which expires on October 15, 2005. Rent expense under this agreement was $213,000 in 2001. Under the lease agreement, a proportionate share of real estate taxes and building expenses in excess of base year amounts are charged to the Company.

During 2000, the Company leased furniture and equipment from the Chapman Limited Partnership I (the Partnership), an entity in which certain officers and stockholders of the Company are partners. The lease required monthly payments of approximately $10,000 and contained one year renewable terms, at the option of the Company, through September 2000, at which time the Company could purchase the furniture and equipment at fair value. As of December 31, 2001, the Company exercised its option to purchase the furniture and equipment. The appraisal value of the equipment, of $11,000 was recorded to reflect the obligation of the purchase. Rent expense under this lease agreement was $98,000 in 2001.

The Company clears all transactions for its brokerage customers through its clearing agent, which carries and clears all customer securities accounts. The clearing agent also lends funds to the Company's brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Pursuant to the terms of the agreement between the Company and the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, and the clearing agent satisfies any customer obligations, the Company would be obligated to indemnify the clearing agent for any resulting losses. For the year ended December 31, 2001, the Company did not incur such losses.

Securities brokerage firms become parties to arbitration's brought by dissatisfied customers in the general course of business. The Company is currently party to such proceedings. Losses, if any, associated with the proceedings cannot be estimated at this time.

                                 eCHAPMAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

4. REGULATORY REQUIREMENTS:

Pursuant to the requirements of the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule (Rule 15c3-1), the Chapman Co. is required to maintain net capital, as defined, of not less than $250,000 and a ratio of aggregate indebtedness to net capital, as defined not to exceed 15 to 1. As of December 31, 2001, the Chapman Company and subsidiary had net excess of $547,000 and a ratio of aggregate indebtedness to net capital of .51 to 1. As of December 31, 2000, the Company had consolidated net excess capital of $207,000 and a ratio of aggregate indebtedness to net capital of .94 to 1. As of December 31, 2000, The Chapman Co. an affiliate broker dealer, had deficit net capital of $221,000 and a ratio of aggregate indebtedness to net capital of 14.4 to 1. A notice of noncompliance was filed on March 9, 2001, with the SEC and the National Association of Securities Dealers, Inc. (NASD). Subsequent to December 31, 2000, management took actions to cure the net capital noncompliance.

The Company is subject to compliance with various SEC and NASD regulations. During 2000, the SEC and NASD performed a periodic review of the Company's records and procedures for compliance with its requirements. This review identified several for which the Company was in violation. These violations may subject the Company to fines and other penalties. As the SEC and NASD have not completed their review, the amount, if any, of fines or other penalties, is not known and not recorded in the consolidated financial statements.

5. STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE:

Supplemental cash flow disclosure for the year ended December 31, 2001 is a follows:

                  Cash paid - interest          $   9,000

6. EMPLOYEE SAVINGS PLAN:

The Company's Retirement Savings Plan, a 401(k) plan, provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax and after-tax contributions based upon eligible compensation. The Company may make discretionary contributions based on the participants' compensation for the plan year. The Company elected not to contribute to the plan for the year ended December 31, 2001.

                                 eCHAPMAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

7. OMNIBUS STOCK PLAN:

In 1998, Chapman Holdings and Chapman Capital Management Holdings started an Omnibus Stock Plan (the Plan) to enable selected management, employees, consultants and directors to acquire interest in Chapman Holdings and Chapman Capital Management Holdings through ownership of common stock. The options vested on the grant date and have a three-year term. Those options were converted to eChapman options in June 2000. The grant date, expiration date and vesting period did not change. A summary of the status of the Company's option plan as of December 31, 2001, and changes during the year is presented below:

                                                               Weighted-Average
                                                 Shares         Exercise Price
                                                 -------       ----------------
Outstanding as of May 14, 1999                   136,510            $4.49
         Exercised                                    --               --
         Forfeited                                    --               --
                                                 -------
Outstanding as of June 20, 2000                  136,510             4.49
         Exercised                                (3,966)            4.27
         Forfeited                                (1,352)            4.92
                                                 -------
Outstanding as of December 31, 2000              131,192             4.51
         Exercised                                    --             4.51
         Forfeited                               (86,524)            4.51
                                                 -------
Outstanding as of December 31, 2001               44,668             4.51

The range of exercise prices for the stock options was $3.76 to $4.92. The weighted average exercise price was $4.51.

The Company accounts for its stock-based compensation plans as permitted by FASB No. 123, Accounting for Stock-Based Compensation, which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and recognize no compensation cost for options granted at fair market prices.

8. RELATED PARTY TRANSACTIONS:

As of December 31, 2000, the Company had outstanding advances to its majority stockholder of $1,134,000. The advances to the majority stockholder were reflected in five notes. Four of the notes were three-year notes that accrued interest at a range of 4.33 to 5.54 percent per annum. No interest or principal payments were due until maturity, which was February through December 2001. There was also a demand note that accrued interest at 5.5 percent per annum. The interest rates on the note were based on the IRS applicable federal rate in effect from time to time. All of the above notes were rolled into one demand note on February 22, 2001. The new note bears interest at the IRS applicable federal rate as in effect on February 22, 2001, which was 5.18%. As of December 31, 2001, the advance to the majority stockholder of $1,291,000 was reserved as a subscription stock receivable.

During 2001, the Company issued an additional advance to the majority shareholder of $74,000. This is classified on the Consolidated Balance Sheet as Due from officer/employee. In addition, advances were issued to the majority shareholder for business development expenses incurred during year 2001 for $169,000.
--------------------------------------------------------------------------------