Form 10KSB/A
period 2001-12-31
ECHAPMAN INC
filed 2002-06-03
CIK 1096114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 3


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


ON APRIL 16, 2002 eCHAPMAN, INC. FILED FORM 10-KSB, AS AMENDED ON FORM 10-KSB/A ON APRIL 24, 2002, WHICH INCLUDED UNAUDITED FINANCIAL STATEMENTS IN LIEU OF AUDITED FINANCIAL STATEMENTS BECAUSE eCHAPMAN, INC. ("eCHAPMAN") ELECTED AS DISCLOSED IN TEMPORARY NOTE 2T TO ARTICLE OF REGULATION S-X, AS ISSUED BY THE SEC. NOT TO HAVE ARTHUR ANDERSEN LLP (eCHAPMAN'S INDEPENDENT AUDITORS THROUGH MARCH 14, 2002) ISSUE A MANUALLY SIGNED AUDIT REPORT WITH RESPECT TO THOSE FINANCIAL STATEMENTS. SEE RISK FACTORS ENTITLED "WE HAVE TERMINATED OUR RELATIONSHIP WITH ARTHUR ANDERSEN, LLP AS OUR INDEPENDENT AUDITORS," "eCHAPMAN HAS RETAINED NEW INDEPENDENT AUDITORS EFFECTIVE MARCH 14, 2002," "OUR PREVIOUS FILINGS ON FORM 10-KSB AND FORM 10-KSB/A, FILED APRIL 16, 2002 AND APRIL 24, 2002, RESPECTIVELY, CONTAINED UNAUDITED FINANCIAL STATEMENTS WHICH ARE NOT SUBSTANTIALLY DIFFERENT THAN THE AUDITED FINANCIAL STATEMENTS FILED HEREIN." SEE "FINANCIAL STATEMENTS," BEGINNING AT PAGE F-1. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RECENT DEVELOPMENT" HEREIN."

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

Item 13.   Exhibits List And Reports On Form 8-K ...........................................................23







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


The Chapman Co. was approved to be a registered market-maker for the securities of up to five companies at any time during 2001, including eChapman. During the year ended December 31, 2001, The Chapman Co. only made a market in the securities of eChapman. Subsequent to December 31, 2001, The Chapman Co. terminated its market making activities.

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



On February 15, 2002, we received a Nasdaq Staff Determination Letter that the minimum bid price for eChapman fails to comply with the continued listing requirements under Marketplace Rule 4310 and that eChapman's common stock, therefore, was subject to delisting from the Nasdaq National Market. In the event that eChapman is delisted from the Nasdaq National Market there is no guarantee that eChapman will be able to sustain an adequate market for its securities on either the Over-The Counter Bulletin Board or the "Pink sheets". Any listing on either the Over-The Counter Bulletin Board or the " Pink Sheets" will substantially and materially impair the market that exists for the trade of our securities, which in turn have a material adverse effect on eChapman's results of operations, financial position, cash flows or changes in shareholders' equity. eChapman intends to pursue alternatives to delisting, including becoming listed on the Nasdaq SmallCap Market.



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

The firm's revenue from its asset management business was impacted by the ongoing weakness in the equity market and the effect of September 11, resulting in lower fee revenue for the year ended December 31, 2001 compared to the prior comparable period. Investment management fee revenue decreased $1,458,000, or 27.8%, to $3,779,000 for the year ended December 31, 2001 from $5,237,000 for the prior comparable period. The decrease was primarily due to a net decrease of $97.1 million in assets under management to $523.3 million as of December 31, 2001, from $620.4 million as of December 31, 2000.

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

The net loss increased by $6,514,000, or 145.4%, to $10,994,000 for the year ended December 31, 2001 from $4,480,000 for the prior comparable period, primarily due to a net non-cash adjustment of $6,676,000 for the impairment of merger related goodwill.

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


Wilkins McNair, PC

May 15, 2002

Fiscal 2001 Audit Fee Summary

         Audit Fees

         Arthur Andersen LLP billed eChapman an aggregate of $57,000 in fees for professional services rendered in connection with the audit of eChapman's financial statements for the most recent fiscal year and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10QSB during the fiscal year ended December 31, 2001. Wilkins McNair, P.C. billed eChapman an aggregate of $24,212 in fees for professional services rendered in connection with the audit of eChapman's financial statements for the fiscal year ended December 31, 2001.

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
         Lottie H. Shackelford                     Theron Stokes

By: /s/ Nathan A. Chapman, Jr.                                                        May 31, 2002
    --------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                                                 ARTHUR ANDERSEN




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
eChapman.com, Inc.:

We have audited the accompanying consolidated balance sheet of eChapman.com, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000, and the period from May 14, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eChapman.com, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, and the period from May 14, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                   /s/  Arthur Andersen LLP
                                                   -------------------------


Baltimore, Maryland
March 20, 2001

COPY

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ANDERSEN REPORT AND THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP.

                                 eCHAPMAN, INC.

                         AUDITED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT.................................................F-3

CONSOLIDATED BALANCE SHEET...................................................F-4

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...................F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
eChapman, Inc.:

We have audited the accompanying consolidated balance sheet of eChapman, Inc. (a Maryland corporation) as of December 31, 2001, and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eChapman, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                              /s/ Wilkins McNair, P.C.
                              -------------------------

                               Baltimore, MD
                               May 15, 2002
                                 eCHAPMAN, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


                        SEE INDEPENDENT AUDITORS' REPORT

ASSETS                                                                                  2001           2000
------                                                                            -------------    ------------
     Cash                                                                          $    426,000    $  2,554,000
     Cash deposits with clearing organization                                           654,000       1,372,000
     Investments, available for sale                                                    349,000         358,000
     Receivables from brokers and dealers                                               176,000         484,000
     Receivables, other                                                                  78,000              --
     Management fees receivable                                                         321,000         489,000
     Advances to officer/employee                                                       103,000       1,150,000
     Office equipment, net                                                              118,000          93,000
     Prepaids and other assets                                                          446,000         892,000
     Intangible assets, net                                                          15,312,000      23,867,000
                                                                                   ------------    ------------
                                                                                   $ 17,983,000    $ 31,259,000
TOTAL ASSETS                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Accounts payable                                                              $  1,389,000    $  1,417,000
     Margin loan payable                                                                     --         884,000
     Other liabilities                                                                  150,000         150,000
                                                                                   ------------    ------------
TOTAL LIABILITIES                                                                     1,539,000       2,451,000
STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 50,000,000 shares authorized, 14,569,422 and
        12,281,096 shares issued and outstanding, and 2,288,326 treasury shares           9,000          13,000
     Additional paid-in-capital                                                      36,602,000      37,774,000
     Accumulated deficit                                                            (18,702,000)     (7,220,000)
     Subscription stock receivable                                                   (1,291,000)             --
     Cumulative realized loss on trading of proprietary
        stock of company held by subsidiary                                            (173,000)       (307,000)
     Proprietary stock of company held by subsidiary
        at cost                                                                          (1,000)       (884,000)
     Accumulated comprehensive income adjustment                                             --        (568,000)
                                                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                           16,444,000      28,808,000
                                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 17,983,000    $ 31,259,000
                                                                                   ============    ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
                                 eCHAPMAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        SEE INDEPENDENT AUDITORS' REPORT


REVENUE                                               2001            2000
-------                                          ------------   ---------------

      Commissions                                 $  3,702,000   $   3,043,000
      Underwriting and management fees                 642,000       1,113,000
      Investment management fees                     3,779,000       5,237,000
      Interest, dividends and other income             406,000         623,000
      Gain (loss) on trading                            50,000        (672,000)
      Loss on Investments                             (898,000)             --
                                                  ------------    ------------
TOTAL REVENUE                                        7,681,000       9,344,000
      Interest Expense                                  90,000         264,000
                                                  ------------    ------------
NET REVENUE                                          7,591,000       9,080,000
                                                  ------------    ------------
EXPENSES
      Compensation and benefits                      3,851,000       4,936,000
      Floor brokerage and clearing fees                470,000         591,000
      Management fees                                1,074,000       1,658,000
      Travel and business development                  415,000         408,000
      Professional fees                              1,324,000         582,000
      Advertising, promotion and publicity              41,000         858,000
      Depreciation and amortization expense          1,884,000         894,000
      Other operating expense                        2,850,000       3,368,000
                                                  ------------    ------------
TOTAL EXPENSE                                       11,909,000      13,295,000
                                                  ------------    ------------
OPERATING LOSS                                      (4,318,000)     (4,215,000)

OTHER EXPENSE
      Impairment loss                               (7,252,000)             --
                                                  ------------    ------------
      Loss before minority interest and income
         tax benefit                               (11,570,000)     (4,215,000)

      Minority interest                                     --         701,000
                                                  ------------    ------------
NET LOSS                                          $(11,570,000)   $ (3,514,000)
                                                  ============    ============
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:
Net Loss                                          $      (0.91)   $      (0.26)
                                                  ============    ============
Weighted average shares outstanding                 12,662,000      13,535,000
                                                  ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
                                 eCHAPMAN, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                                  CUMULATIVE
                                                                                                               REALIZED LOSS ON
                                                                                                                    TRADING
                                                                                                              PROPRIETARY STOCK
                                                                ADDITIONAL                                      OF COMPANY BY
                                                     COMMON      PAID-IN       COMPREENSIVE     ACCUMULATED      SUBSIDIARY OF
                                                     STOCK       CAPITAL          INCOME          DEFICIT           COMPANY
                                                     -----       -------          ------          -------           -------
Balance, December 31, 1999                            8,000      13,148,000              --      (3,706,000)       (161,000)
Realized loss on trading of
   proprietary stock of company
   held by subsidiary                                    --              --              --              --        (146,000)
Merger of CHI, CCMH,and CIA                           5,000          (5,000)             --              --              --
Comprehensive income:
          Net loss                                       --              --      (3,514,000)     (3,514,000)             --
          Unrealized loss on securities                  --              --        (568,000)             --              --
                                                                               ------------
Comprehensive income:                                    --              --      (4,082,000)             --              --
                                                                               ============
Minority interest step-up                                --      24,297,000                              --              --
Net proceeds from initial public offerings            1,000      12,059,000                              --              --
Proprietary trading stock hold in inventory              --              --                              --              --
Retirement of proprietary stock                      (1,000)    (11,725,000)                             --              --
                                                    -------    ------------                    ------------    ------------

 Balance, December 31, 2000                          13,000      37,774,000                      (7,220,000)       (307,000)

 Stock issued in acquisition                             --         250,000                              --              --
 Subscription stock receivable                           --              --                              --              --
 Conversion of stock                                 (4,000)          4,000                              --              --
 Comprehensive income:                                   --              --                              --              --
           Net loss                                      --              --                     (11,570,000)             --
           Unrealized gain on securities                 --              --                              --              --
           Proprietary stock, net                        --      (1,426,000)                         88,000              --
           Net realized gain on trading                  --              --                              --         134,000
                                                    -------    ------------    ------------    ------------    ------------
 Balance December 31, 2001                          $ 9,000   $ 36,602,0000                   $(18,702,000)    $   (173,000)
                                                    =======    ============    ============    ============    ============



                                                                    ACCUMULATED     SUBSCRIPTION      TOTAL
                                                      PROPRIETARY  COMPREHENSIVE        STOCK      STOCKHOLDERS'
                                                        STOCK          INCOME         RECEIVABLE      EQUITY
                                                         -----         ------         ----------      ------
Balance, December 31, 1999                            (842,000)             --              --       8,447,000
Realized loss on trading of
   proprietary stock of company
   held by subsidiary                                       --              --              --        (146,000)
Merger of CHI, CCMH,and CIA                                 --              --              --              --
Comprehensive income:
          Net loss                                          --              --              --      (3,514,000)
          Unrealized loss on securities                     --        (568,000)       (568,000)
Comprehensive income:                                       --              --              --              --
Minority interest step-up                                   --              --              --      24,297,000
Net proceeds from initial public offerings                  --              --              --      12,060,000
Proprietary trading stock hold in inventory            (42,000)             --              --         (42,000)
Retirement of proprietary stock                             --              --              --     (11,726,000)
                                                  ------------    ------------    ------------    ------------

 Balance, December 31, 2000                           (884,000)       (568,000)             --      28,808,000

 Stock issued in acquisition                                --              --              --         250,000
 Subscription stock receivable                              --              --      (1,291,000)     (1,291,000)
 Conversion of stock                                        --              --              --              --
 Comprehensive income:                                      --
           Net loss                                         --              --              --     (11,570,000)
           Unrealized gain on securities                    --         568,000              --         568,000
           Proprietary stock, net                      883,000              --              --        (128,000)
           Net realized gain on trading                     --              --              --         134,000
                                                  ------------    ------------    ------------    ------------
 Balance December 31, 2001                       $     (1,000)    $         --    $ (1,291,000)   $ 16,444,000
                                                  ============    ============    ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
                                 eCHAPMAN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        SEE INDEPENDENT AUDITORS' REPORT


                                                           2001             2000
                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $ (11,570,000)    $  (3,514,000)

Adjustments to reconcile net loss to net cash from
operating activities:
  Depreciation and amortization expense                    1,884,000           894,000
  Goodwill impairment                                      7,252,000          (701,000)

  Effect from changes in assets and liabilities
     Receivables                                             230,000           100,000
     Management fees receivable                              168,000            86,000
     Prepaids and other assets                             1,338,000         1,000,000
     Accounts payable and accrued expenses                   (28,000)           47,000
     Other liabilities                                            --          (163,000)
                                                       -------------     -------------
NET CASH FROM OPERATING ACTIVITIES                        (1,834,000)       (2,251,000)
                                                       -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                      (25,000)               --
  Purchase of Nemoir assets                                 (150,000)               --
  Purchase of investments                                   (593,000)         (331,000)
  Advances to officer/employee                              (244,000)          (90,000)
                                                       -------------     -------------
  NET CASH FROM INVESTING ACTIVITIES:                     (1,012,000)         (421,000)
                                                       -------------     -------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering, net                  --        12,060,000
  Payment on retirement of treasury stock                 (1,108,000)      (11,726,000)
                                                       -------------     -------------
  NET CASH FROM FINANCING ACTIVITIES                      (1,108,000)          334,000
                                                       -------------     -------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS               (2,846,000)       (2,338,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             3,926,000         6,264,000
                                                       -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $   1,080,000     $   3,926,000
                                                       =============     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS
--------------------------------------------------------------------------------
                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS:

eChapman, Inc. (eChapman.) a Maryland corporation was formed on May 14, 1999 and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Incorporated.

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

TREASURY STOCK
--------------

The Chapman Co. is also the market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by The Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. The Company has cash on deposit with the clearing agent of $654,000 as of December 31, 2001. During 2001, cash held on deposit with the clearing agent was used for the payments on proprietary stock. The securities purchased with the funds are held by the clearing agent as collateral.

                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

IMPAIRMENT OF GOODWILL
----------------------

The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management, Inc.
(CCMH), and Chapman Insurance Holdings, Inc. (CIH) into wholly owned subsidiaries of eChapman, Inc. was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the Initial Public Offering (IPO). The step-up in basis generated approximately $24.2 million in goodwill. Subsequent to the distribution date, the market value of eChapman's stock had declined substantially below its market value recorded at the date of the IPO. As a result of this decline in market value and management's expectations that market value in the investment industry would continue to fall due to the events of September 11, 2001 and other pending factors, management has evaluated the
                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


--------------------------------------------------------------------------------

IMPAIRMENT OF GOODWILL (CONT'D)
-------------------------------

recoverability of its goodwill. Management has measured the amount of impairment, by assessing current and future levels of income and cash flows as well as other factors, such as business trends, prospects, market and economic conditions. Based upon the assessments, management has concluded that goodwill has been impaired. In such, at December 31, 2001, the Company recorded goodwill impairment in the amount of $7,252,000.

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

Office equipment           3 - 5 years
Furniture                      5 years
                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Securities brokerage firms become parties to arbitration's brought by dissatisfied customers in the general course of business. The Company is currently party to such proceedings. The company was advised in late November 2001 that the Securities Exchange Commission (SEC) has entered an order of a formal non-public investigation relating to the initial public offering of eChapman, Inc. and certain sales and record-keeping practices of the Chapman Company. Losses, if any, associated with the proceedings cannot be estimated at this time.

                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

--------------------------------------------------------------------------------

4. REGULATORY REQUIREMENTS:

Pursuant to the requirements of the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule (Rule 15c3-1), the Chapman Co. is required to maintain net capital, as defined, of not less than $250,000 and a ratio of aggregate indebtedness to net capital, as defined not to exceed 15 to 1. As of December 31, 2001, the Chapman Company and subsidiary had net excess of $547,000 and a ratio of aggregate indebtedness to net capital of .33 to 1. As of December 31, 2000, the Company had consolidated net excess capital of $207,000 and a ratio of aggregate indebtedness to net capital of .94 to 1. As of December 31, 2000, The Chapman Co. an affiliate broker dealer, had deficit net capital of $221,000 and a ratio of aggregate indebtedness to net capital of 14.4 to 1. A notice of noncompliance was filed on March 9, 2001, with the SEC and the National Association of Securities Dealers, Inc. (NASD). Subsequent to December 31, 2000, management took actions to cure the net capital noncompliance.

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

                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

During 2001, the Company issued an additional advance to the majority shareholder of $74,000. This is classified on the Consolidated Balance Sheet as Due from officer/employee. In addition, payments were made to the majority shareholder for business development expenses incurred during year 2001 for $169,000.

9. SUBSEQUENT EVENT:

Chapman Capital Management acts as an investment advisor to the DEM-MET Trust, which is intended to qualify as a tax-exempt pooled trust for qualified employee benefit plans and certain governmental plans. The DEM-MET Trust was organized in 1996 under New York Law. As of December 31, 2001, the DEM-MET Trust had assets fo $211 million. The DEM-MET Trust was liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships.
--------------------------------------------------------------------------------