Form 10QSB
period 2002-06-30
ECHAPMAN INC
filed 2002-08-14
CIK 1096114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

          Check whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes |X| No |_|

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

                                 Yes |X| No |_|

As of July 31, 2002, 12,281,096 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

eChapman, Inc. is designed to bring together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc., The Chapman Insurance Agency, Inc. and Chapman Network, Inc. As such, the unaudited consolidated statements of operations reflect the results of operations for eChapman, Inc. and subsidiaries for the periods January 1, 2002 to June 30, 2002.

The consolidated financial statements for the six month period ended June 30, 2002 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman, Inc. as of such date. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002 or any future periods.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001


                                                                         JUNE 30, 2002         DECEMBER 31, 2001
                                                                        --------------         -----------------
                                                                          (UNAUDITED)
ASSETS:
       Cash and cash equivalents                                         $    134,000           $    426,000
       Cash deposits with clearing organization                               655,000                654,000
       Investments, available for sale                                        349,000                349,000
       Receivables from brokers and dealers                                   382,000                176,000
       Receivables, other                                                      41,000                 78,000
       Management fees receivable                                             257,000                321,000
       Advances to officer/employee                                           140,000                103,000
       Property, net                                                           77,000                118,000
       Prepaids and other assets                                              451,000                446,000
       Intangible assets                                                   15,271,000             15,312,000
                                                                         ------------           ------------
Total Assets                                                             $ 17,757,000           $ 17,983,000
                                                                         ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
       Accounts payable and accrued expenses                             $  1,021,000           $  1,389,000
       Margin loan payable                                                      1,000                     --
       Other liabilities                                                       32,000                150,000
                                                                         ------------           ------------
Total Liabilities                                                           1,054,000              1,539,000
                                                                         ------------           ------------

STOCKHOLDERS' EQUITY:
       Common stock, $.001 par value, 50,000,000
         authorized, 12,281,096 shares issued and outstanding            $      9,000           $      9,000
       Additional paid in capital                                          36,602,000             36,602,000
       Accumulated deficit                                                (18,442,000)           (18,702,000)
       Cumulative realized/unrealized loss on trading of
         proprietary stock of Company held by subsidiary                     (174,000)              (173,000)
       Proprietary stock of Company held by subsidiary, at cost                (1,000)                (1,000)
       Stock subscriptions receivable                                      (1,291,000)            (1,291,000)
                                                                         ------------           ------------
Total Stockholders' equity                                                 16,703,000             16,444,000
                                                                         ------------           ------------
Total Liabilities and Stockholders' equity                               $ 17,757,000           $ 17,983,000
                                                                         ============           ============



The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                  THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                                ----------------------------    ----------------------------
                                                                   2002            2001             2002            2001
                                                                ------------    ------------    ------------    ------------
                                                                (UNAUDITED)                     (UNAUDITED)
REVENUE:
     Commissions                                                $    839,000    $    941,000    $  1,626,000    $  1,849,000
     Underwriting and management fees                                107,000          94,000         300,000         138,000
     Investment management fee                                       352,000       1,038,000         910,000       2,111,000
     Interest, dividends and other income                             42,000          64,000         181,000         181,000
     Gain on trading                                                  33,000         105,000          42,000          98,000
     Loss on investments, net                                             --        (129,000)             --        (898,000)
                                                                ------------    ------------    ------------    ------------
Total Revenue                                                      1,373,000       2,113,000       3,059,000       3,479,000
INTEREST EXPENSE                                                       4,000          53,000           6,000          80,000
                                                                ------------    ------------    ------------    ------------
Net revenue                                                        1,369,000       2,060,000       3,053,000       3,399,000
EXPENSE:
     Compensation and benefits                                       832,000         924,000       1,759,000       2,011,000
     Floor brokerage and clearing fees                                57,000         113,000         127,000         318,000
     Management fees                                                 101,000         248,000         260,000         603,000
     Travel and business development                                  50,000          50,000          81,000         123,000
     Professional fees                                                79,000         152,000         145,000         413,000
     Advertising, promotion and publicity                              5,000          43,000           6,000          83,000
     Depreciation and amortization expense                            18,000         398,000          44,000         800,000
     Other operating expense                                         212,000         676,000         371,000       1,208,000
                                                                ------------    ------------    ------------    ------------
Total Expense                                                      1,354,000       2,604,000       2,793,000       5,559,000
                                                                ------------    ------------    ------------    ------------
Net Income (Loss)                                               $     15,000    $   (544,000)   $    260,000    $ (2,160,000)
                                                                ============    ============    ============    ============
BASIC EARNINGS PER SHARE DATA:
Net Income (Loss)                                               $       0.00    $      (0.04)   $       0.02    $      (0.17)
                                                                ============    ============    ============    ============
Weighted average shares outstanding                               12,281,000      12,594,000      12,281,000      12,594,000
                                                                ============    ============    ============    ============




The accompanying notes are an integral part of these consolidated statements eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                                                      CUMULATIVE
                                                                     REALIZED LOSS
                                                                      ON TRADING
                                                                      PROPRIETARY    PROPRIETARY STOCK
                                          ADDITIONAL               STOCK OF COMPANY      STOCK OF       SUBSCRIPTION    TOTAL
                                 COMMON    PAID-IN    ACCUMULATED   BY SUBSIDIARY      COMPANY HELD        STOCK     STOCKHOLDERS'
                                 STOCK     CAPITAL      DEFICIT      OF COMPANY       BY SUBSIDIARY      RECEIVABLE      EQUITY
                                 ------ ------------  ------------ ---------------  ------------------- ------------ -------------
BALANCE, DECEMBER 31, 2001       $9,000 $ 36,602,000  $(18,702,000) $   (173,000)     $  (1,000)        $ (1,291,000) $ 16,444,000

      Net Income                                           260,000                                                         260,000
      Realized loss on trading
      of proprietary stock of
      Co. held by subsidiary                                              (1,000)                                           (1,000)
                                 ------ ------------  ------------  ------------      ---------         ------------  ------------
BALANCE, JUNE 30, 2002
(UNAUDITED)                      $9,000 $ 36,602,000  $(18,442,000) $   (174,000)     $  (1,000)        $ (1,291,000) $ 16,703,000
                                 ====== ============  ============  ============      =========         ============  ============




The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)



                                                           SIX MONTHS ENDED JUNE 30,
                                                             2002            2001
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                   $   260,000    $(2,160,000)
      Adjustments to reconcile net income (Loss) to
      net cash from operating activities:
          Depreciation and amortization                        44,000        800,000
          Effect from changes in assets and liabilities
              Receivables from brokers and dealers           (206,000)        41,000
              Receivables, other                               37,000             --
              Management fee receivable                        64,000         11,000
              Prepaid and other assets                         33,000         52,000
              Accounts payable and accrued expenses          (368,000)      (723,000)
              Clearing organization payable, net                   --         54,000
              Other liabilities                              (118,000)            --
                                                          -----------    -----------
Net cash from operating activities                           (254,000)    (1,925,000)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Advances to officer/employee                            (37,000)       (96,000)
      Net proceeds from sale of investments                        --        481,000
                                                          -----------    -----------
Net cash from investing activities                            (37,000)       385,000
                                                          -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (291,000)    (1,540,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,080,000      3,926,000
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   789,000    $ 2,386,000
                                                          ===========    ===========





The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS JUNE 30, 2002

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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June 30, 2002 and 2001, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

TREASURY STOCK

Until March 11, 2002, the Chapman Co. was a market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of June 30, 2002 and December 31, 2001, the Chapman Co. held approximately 3,461 and 619 shares of the eChapman's stock in inventory, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2001 presentation to conform to the June 30, 2002 presentation.

SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the three months and the six months ended June 30, 2002 and 2001, are strategic business units that offer different services.



                                             THREE MONTHS ENDED JUNE 30, 2002
                             -------------------------------------------------------------------
                             SECURITIES
                             BROKERAGE
                                AND        INVESTMENT
                             INVESTMENT   ADVISORY AND    INTERNAL     AMOUNT NOT
                               BANKING     MANAGEMENT     PORTAL        ALLOCATED      TOTAL
                              SERVICES      SERVICES     OPERATION     TO SEGMENTS  CONSOLIDATED
                             -----------  ------------  -----------   ------------- ------------
       Revenue from
       external customers    $  944,000   $  352,000    $       --    $    2,000    $1,298,000

       Interest revenue          25,000           --            --        16,000        41,000

       Gain on trading           33,000           --            --            --        33,000
                             ----------   ----------    ----------    ----------    ----------
       Total                 $1,002,000   $  352,000    $       --    $   18,000    $1,372,000
                             ==========   ==========    ==========    ==========    ==========

       Interest expense      $    4,000   $       --    $       --    $       --    $    4,000
       Depreciation and
       amortization               4,000           --        13,000            --        17,000

       Segment gain (loss)      269,000      (88,000)     (108,000)      (58,000)       15,000




                                                 THREE MONTHS ENDED JUNE 30, 2001
                                --------------------------------------------------------------------
                                 SECURITIES
                                 BROKERAGE
                                    AND        INVESTMENT
                                 INVESTMENT   ADVISORY AND    INTERNAL     AMOUNT NOT
                                   BANKING     MANAGEMENT     PORTAL        ALLOCATED      TOTAL
                                  SERVICES      SERVICES     OPERATION     TO SEGMENTS  CONSOLIDATED
                                -----------   ------------   -----------  ------------- ------------
       Revenue from
       external customers        $1,032,000   $1,038,000    $        --   $     3,000   $2,073,000

       Interest revenue              14,000        1,000             --        49,000       64,000

       Gain on trading              105,000           --             --            --      150,000
       Loss on investments net           --      (96,000)            --       (33,000)    (129,000)
                                 ----------   ----------    -----------   -----------   -----------
       Total                     $1,151,000   $  943,000    $        --   $    19,000   $2,113,000
                                 ==========   ==========    ===========   ===========   ===========

       Interest expense          $   53,000   $       --    $        --   $        --   $   53,000

       Depreciation and
       amortization                  23,000       33,000         37,000       305,000      398,000

       Segment gain (loss)           58,000       59,000       (355,000)     (306,000)   (544,000)




                                                        SIX MONTHS ENDED JUNE 30, 2002
                             -------------------------------------------------------------------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND             INVESTMENT
                              INVESTMENT         ADVISORY AND        INTERNAL           AMOUNT NOT
                                BANKING           MANAGEMENT          PORTAL             ALLOCATED              TOTAL
                                SERVICES           SERVICES          OPERATION          TO SEGMENTS         CONSOLIDATED
                              ------------       -------------      ------------        ------------        ------------
Revenue from
external customers            $  1,923,000       $    910,000       $         --        $      3,000        $  2,836,000

Interest revenue                    52,000                 --                 --             128,000             180,000

Gain on trading                     42,000                 --                 --                  --              42,000
                              ------------       ------------       ------------        ------------        ------------
Total                         $  2,017,000       $    910,000       $         --        $    131,000        $  3,058,000
                              ============       ============       ============        ============        ============

Interest expense              $      6,000       $         --       $         --        $         --        $      6,000

Depreciation and
amortization                        12,000              4,000             27,000                  --              44,000

Segment gain (loss)                399,000            117,000           (161,000)            (95,000)            260,000

Segment assets                   1,659,000            292,000            686,000          15,120,000          17,757,000



                                                        SIX MONTHS ENDED JUNE 30, 2001
                             -------------------------------------------------------------------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND             INVESTMENT
                              INVESTMENT         ADVISORY AND        INTERNAL           AMOUNT NOT
                                BANKING           MANAGEMENT          PORTAL             ALLOCATED              TOTAL
                                SERVICES           SERVICES          OPERATION          TO SEGMENTS         CONSOLIDATED
                              ------------       -------------      ------------        ------------        ------------
Revenue from
external customers            $  1,975,000       $  2,111,000        $         --        $     12,000        $  4,098,000

Interest revenue                   112,000             20,000                  --              49,000             181,000

Gain on trading                     98,000                 --                  --                  --              98,000
Loss on investments net                 --            (96,000)                 --            (802,000)           (898,000)
                              ------------       ------------        ------------        ------------        ------------
Total                         $  2,185,000       $  2,035,000        $         --        $   (741,000)       $  3,479,000
                              ============       ============        ============        ============        ============

Interest expense              $     80,000       $         --        $         --        $         --        $     80,000

Depreciation and
amortization                        47,000             72,000              71,000             610,000             800,000

Segment gain (loss)                134,000             (2,000)         (1,355,000)           (605,000)         (2,160,000)

Segment assets                   2,957,000            769,000             697,000          24,202,000          28,625,000



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

RISK FACTORS

         On February 15, 2002, we received a Nasdaq Staff Determination Letter informing the Company that it fails to comply with the continued listing requirements under Marketplace Rule 4310 and that eChapman's common stock, therefore, was subject to delisting from the Nasdaq National Market. On July 18, 2002, our Chief Executive Officer and members of our senior management team attended a hearing before the Nasdaq Listing Qualifications Panel. At the hearing, Mr. Chapman explained the Company's plan of seeking stockholder approval to proceed with a reverse stock split in an effort to regain compliance with the continued listing requirements. To date, the Nasdaq Listing Qualifications Panel has not made a final determination as to whether the Company will be allowed to remain on the Nasdaq National Market. AS A RESULT, OUR COMMON STOCK IS SUBJECT TO DELISTING AT ANY TIME.

         In the event that eChapman is delisted from the Nasdaq National Market there is no guarantee that eChapman will be able to sustain an adequate market for its securities on either the Over-The-Counter Bulletin Board or the "Pink sheets". Any listing on either the Over-The Counter Bulletin Board or the "Pink Sheets" will substantially and materially impair the market that exists for the trade of our securities, which in turn may have a material adverse effect on eChapman's results of operations, financial position, cash flows or changes in shareholders' equity.

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

RESULTS OF OPERATIONS

    The following table reflects items in the Statements of Operations as dollar amounts and as percentages of net revenue

                         eCHAPMAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                 Three Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                         2002                                   2001
                                            -----------------------------------   -----------------------------------
                                                              Percentage of                         Percentage of
                                               Amounts         Net Revenue           Amounts         Net Revenue
                                            -----------------------------------   -----------------------------------
REVENUE:
Commissions                                 $   839,000          61.3%            $   941,000           45.7%
Underwriting and management fees                107,000           7.8%                 94,000            4.6%
Investment management fees                      352,000          25.7%              1,038,000           50.4%
Interest, dividends and other income             42,000           3.1%                 64,000            3.1%
Gain on trading                                  33,000           2.4%                105,000            5.1%
Loss on investments, net                             --           0.0%               (129,000)          -6.3%
                                            -------------------------             --------------------------
     Total revenue                            1,373,000         100.3%              2,113,000          102.6%
Interest expense                                  4,000           0.3%                 53,000            2.6%
                                            -------------------------             --------------------------
     Net revenue                              1,369,000         100.0%              2,060,000          100.0%
OPERATING EXPENSE:
Compensation and benefits                       832,000          60.8%                924,000           44.9%
Floor brokerage and clearing fees                57,000           4.2%                113,000            5.5%
Management fees                                 101,000           7.4%                248,000           12.0%
Depreciation and amortization expense            18,000           1.3%                398,000           19.3%
Other operating expense                         346,000          25.3%                921,000           44.7%
                                            -------------------------             --------------------------
     Total expenses                           1,354,000          98.9%              2,604,000          126.4%
                                            -------------------------             --------------------------
Net Income (Loss)                           $    15,000           1.1%            $  (544,000)         -26.4%
                                            =========================             ==========================


RESULTS OF OPERATIONS

    The following table reflects items in the Statements of Operations as dollar amounts and as percentages of net revenue

                         eCHAPMAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Six Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                         2002                                   2001
                                            -----------------------------------   -----------------------------------
                                                              Percentage of                         Percentage of
                                               Amounts         Net Revenue           Amounts         Net Revenue
                                            -----------------------------------   -----------------------------------
REVENUE:
Commissions                                 $ 1,626,000          53.3%              $ 1,849,000           54.4%
Underwriting and management fees                300,000           9.8%                  138,000            4.1%
Investment management fees                      910,000          29.8%                2,111,000           62.1%
Interest, dividends and other income            181,000           5.9%                  181,000            5.3%
Gain on trading                                  42,000           1.4%                   98,000            2.9%
Loss on investments, net                             --           0.0%                 (898,000)         -26.4%
                                              -----------------------               --------------------------
     Total revenue                            3,059,000         100.2%                3,479,000          102.4%
Interest expense                                  6,000           0.2%                   80,000            2.4%
                                              -----------------------               --------------------------
     Net revenue                              3,053,000         100.0%                3,399,000          100.0%
OPERATING EXPENSE:
Compensation and benefits                     1,759,000          57.6%                2,011,000           59.2%
Floor brokerage and clearing fees               127,000           4.2%                  318,000            9.4%
Management fees                                 260,000           8.5%                  603,000           17.7%
Depreciation and amortization expense            44,000           1.4%                  800,000           23.5%
Other operating expense                         603,000          19.8%                1,827,000           53.8%
                                              -----------------------               --------------------------
     Total expenses                           2,793,000          91.5%                5,559,000          163.5%
                                              -----------------------               --------------------------
Net Income (Loss)                           $   260,000           8.5%              $(2,160,000)         -63.5%
                                              =======================               ==========================

CONSOLIDATED RESULTS OF OPERATIONS

         Net revenue decreased $691,000, or 33.5%, to $1,369,000 for the three months ended June 30, 2002 from $2,060,000 for the prior comparable period. The decline in net revenues for the quarter ended June 30, 2002 reflects weakness in the overall equity market resulting in a reduction in assets under management. Net revenue decreased $346,000, or 10.2%, to $3,053,000 for the six months ended June 30, 2002 from $3,399,000 for the prior comparable period.

         Commission revenue decreased by $102,000, or 10.8%, to $839,000 for the three months ended June 30, 2002 from $941,000 for the prior comparable period. Commission revenue decreased by $223,000, or 12.1%, to $1,626,000 for the six months ended June 30, 2002 from $1,849,000 for the prior comparable period. The decrease was primarily due to a decrease in institutional brokerage activity. Commission revenue from institutional brokerage decreased $234,000, or 36.24%, to $411,000 for the six months ended June 30, 2002 from $645,000 for the prior comparable period.

         Underwriting and management fee revenue increased by $13,000, or 13.8%, to $107,000 for the three months ended June 30, 2002 from $94,000 for the prior comparable period. Underwriting and management fee revenue increased by $162,000, or 117.4%, to $300,000 for the six months ended June 30, 2002 from $138,000 for the prior comparable period. The increase in underwriting and management fee revenue was primarily due to an increase in financial advisory fee revenue of $84,000, or 81.3%, to $188,000 for the six months ended June 30, 2002 from $104,000 for the prior comparable period. The increase in underwriting and management fee revenue was also due to an increase in management fees net of direct expenses. Management fees, net of direct expenses increased $59,000, or 251.7% to $83,000 for the six months ended June 30, 2002, from $24,000 for the prior comparable period. This increase in financial advisory fees and management fees net of direct expenses was due to favorable interest rates over the last several quarters.

         The firm's revenue from its asset management business was impacted by the ongoing weakness in the equity market and client reallocations, resulting in lower fee revenue for the quarter and year to date periods ended June 30, 2002 compared to the prior comparable period. Investment management fee revenue decreased $686,000, or 66.1%, to $352,000 for the three months ended June 30, 2002 from $1,038,000 for the prior comparable period. Investment management fee revenue decreased $1,201,000, or 56.9%, to $910,000 for the six months ended June 30, 2002 from $2,111,000 for the prior comparable period. The decrease was primarily due to a net decrease of $413 million in assets under management to $157 million as of June 30, 2002, from $570 million as of June 30, 2001.

         Interest, dividends and other income decreased by $22,000, or 34.4%, to $42,000 for the three months ended June 30, 2002 from $64,000 for the prior comparable period. Interest, dividends and other income remained constant for the six months ended June 30, 2002.

         The gain on trading decreased by $72,000, or 68.6%, to $33,000 for the three months ended June 30, 2002, from a gain on trading of $105,000 for the prior comparable period. A gain on trading of $42,000 was recognized for the six months ended June 30, 2002, and a gain on trading of $98,000 was recognized for the prior comparable period. eChapman's gain on trading is attributable to trading activity and the change in market value of its market making securities.

         The loss on investments, net was $0 for the six months ended June 30, 2002 compared to a loss of $898,000 for the prior comparable period. The loss in 2001 reflects a one time market value reduction in investments held by the parent company.

         Interest expense decreased by $49,000, or 92.5% to $4,000 for the three months ended June 30, 2002, from $53,000 for the prior comparable period. Interest expense decreased by $74,000, or 92.5% to $6,000 for the six months ended June 30, 2002, from $80,000 for the prior comparable period. The decrease in interest expense is due to a one-time subordinated loan interest expense incurred during the second quarter of 2001.

         Total expenses, excluding interest expense, decreased by $1,250,000, or 48.0%, to $1,354,000 for the three months ended June 30, 2002 from $2,604,000 for the prior comparable period. Total expenses, excluding interest expense, decreased by $2,766,000, or 49.8%, to $2,793,000 for the six months ended June 30, 2002 from $5,559,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2002.

         Compensation and benefits decreased by $92,000, or 10.0%, to $832,000 for the three months ended June 30, 2002 from $924,000 for the prior comparable period. Compensation and benefits decreased by $252,000, or 12.5%, to $1,759,000 for the six months ended June 30, 2002 from $2,011,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 57.6% and 59.2%, respectively, for the six months ended June 30, 2002 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

         Floor brokerage and clearing fees decreased by $56,000, or 49.6%, to $57,000 for the three months ended June 30, 2002 from $113,000 for the prior comparable period. Floor brokerage and clearing fees decreased by $191,000, or 60.1%, to $127,000 for the six months ended June 30, 2002 from $318,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

         Investment management fees, which primarily consist of Chapman Capital Management's expenses related to the administration of the Chapman Capital U.S. Treasury Fund and the DEM Equity Fund, decreased by $147,000, or 59.3%, to $101,000 for the three months ended June 30, 2002 from $248,000 for the prior comparable period. Management fees decreased by $343,000, or 56.9%, to $260,000 for the six months ended June 30, 2002 from $603,000 for the prior comparable period. The decrease in management fee expense largely reflects the trend in assets under management and the liquidation of the DEM-MET Trust during the first quarter of this reporting period.

         Depreciation and amortization expense decreased by $380,000, or 95.5% to $18,000 for the three months ended June 30, 2002 from $398,000 for the prior comparable period. Depreciation and amortization expense decreased by $756,000, or 94.5% to $44,000 for the six months ended June 30, 2002 from $800,000 for the prior comparable period. The decrease is primarily due to the discontinuation of merger related amortization of goodwill. Effective January 2002, the Company adopted SFAS No. 142 which requires goodwill and intangibles to be reviewed for impairment, and charging impairment to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair market value.

         Other expenses decreased by $575,000, or 62.4%, to $346,000 for the three months ended June 30, 2002 from $921,000 for the prior comparable period. Other expenses decreased by $1,224,000, or 67.0%, to $603,000 for the six months ended June 30, 2002 from $1,827,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, travel expense, and professional expenses. The decrease in these costs is the result of a change in business strategy to operating performance and profitability.

         For the three months ended June 30, 2002, eChapman realized net income of $15,000 compared to an operating loss of $544,000 for the prior comparable period. eChapman realized net income of $260,000 for the six months ended June 30, 2002 compared to an operating loss of $2,160,000 for the prior comparable period, an improvement of $2,420,000.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit No.            Decription
99.1                   Certification of Chief Executive Officer, dated August 14, 2002.
99.2                   Certification of Chief Financial Officer, dated August 14, 2002.

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                     FORM 8-K/A, FILED APRIL 1, 2002, ITEM 4
                   FORM 8-K, FILED JUNE 3, 2002, ITEMS 5 AND 7
                     FORM 8-K/A, FILED JUNE 25, 2002, ITEM 4

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

                  By:        /s/ NATHAN A. CHAPMAN, JR.
                             ------------------------------------

                             Nathan A. Chapman, Jr.
                             President, Chairman of the Board
                             and Director

                  Date:      August  14, 2002

                             /s/ Steven P. Clarke
                             ------------------------------------

                             Steven P. Clarke
                             Chief Financial Officer
                             (Principal Financial Officer
                             and Principal Accounting Officer)

                  Date:      August  14, 2002