Form 10QSB
period 2002-09-30
ECHAPMAN INC
filed 2002-11-14
CIK 1096114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 Yes |X| No |_|

As of October 31, 2002, 12,281,096 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

eChapman, Inc. is designed to bring together the financial services capabilities of The Chapman Co., Chapman On-Line, Inc., Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc. by implementing targeted strategic partnerships and distribution opportunities within our traditional core businesses, along with the added value of opportunities generated by on-line distribution of Financial Services and information. As such, the unaudited consolidated statements of operations reflect the results of operations for eChapman, Inc. and subsidiaries for the periods January 1, 2002 to September 30, 2002 and for each of the constituent companies under common control for the period January 1, 2002 to September 30, 2002.

The consolidated financial statements for the nine month period ended September 30, 2002 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman, Inc. as of such date. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002 or any future periods.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                          SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                                                          ------------------      -----------------
                                                                               (UNAUDITED)
ASSETS:
   Cash and cash equivalents                                                 $    162,000           $    426,000
   Cash deposits with clearing organization                                       655,000                654,000
   Investments, available for sale                                                349,000                349,000
   Receivables from brokers and dealers                                           110,000                176,000
   Receivables, other                                                              41,000                 78,000
   Management fees receivable                                                     196,000                321,000
   Advances to officer/employee                                                 1,467,000                103,000
   Property, net                                                                   60,000                118,000
   Prepaids and other assets                                                      201,000                446,000
   Intangible assets                                                           15,269,000             15,312,000
                                                                             ------------           ------------
Total Assets                                                                 $ 18,510,000           $ 17,983,000
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accounts payable and accrued expenses                                     $    994,000           $  1,389,000
   Margin loan payable                                                              1,000                     --
   Other liabilities                                                                   --                150,000
                                                                             ------------           ------------
Total Liabilities                                                                 995,000              1,539,000
                                                                             ------------           ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 50,000,000
            authorized, 12,281,096 shares
            issued and outstanding                                           $      9,000           $      9,000
   Additional paid in capital                                                  36,602,000             36,602,000
   Accumulated deficit                                                        (18,921,000)           (18,702,000)
   Cumulative realized/unrealized loss on trading of
            proprietary stock of Company held by subsidiary                      (174,000)              (173,000)
   Proprietary stock of Company held by subsidiary, at cost                        (1,000)                (1,000)
   Stock subscriptions receivable                                                      --             (1,291,000)
                                                                             ------------           ------------
Total Stockholders' equity                                                     17,515,000             16,444,000
                                                                             ------------           ------------
Total Liabilities and Stockholders' equity                                   $ 18,510,000           $ 17,983,000
                                                                             ============           ============

The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                -------------------------------     ------------------------------
                                                    2002              2001              2002              2001
                                                ------------      ------------      ------------      -----------
                                                (UNAUDITED)                         (UNAUDITED)
REVENUE:
   Commissions                                  $    707,000      $    970,000      $  2,333,000      $  2,819,000
   Underwriting and management fees                  (29,000)          311,000           271,000           449,000
   Investment management fee                         231,000           866,000         1,141,000         2,978,000
   Interest, dividends and other income               30,000           178,000           211,000           359,000
   Gain / (Loss) on trading                               --           (96,000)           42,000             2,000
   Loss on investments, net                               --                --                --          (898,000)
                                                ------------      ------------      ------------      ------------
Total Revenue                                        939,000         2,229,000         3,998,000         5,709,000

INTEREST EXPENSE                                       7,000             8,000            13,000            88,000
                                                ------------      ------------      ------------      ------------
Net Revenue                                          932,000         2,221,000         3,985,000         5,621,000

EXPENSE:
   Compensation and benefits                         722,000           994,000         2,481,000         3,005,000
   Floor brokerage and clearing fees                  50,000           118,000           177,000           436,000
   Management fees                                    31,000           230,000           291,000           833,000
   Travel and business development                    40,000            79,000           121,000           202,000
   Professional fees                                  83,000                --           228,000                --
   Advertising, promotion and publicity              267,000            56,000           273,000           139,000
   Depreciation and amortization expense              18,000           388,000            62,000         1,188,000
   Other operating expense                           200,000           859,000           571,000         2,481,000
                                                ------------      ------------      ------------      ------------
Total Expense                                      1,411,000         2,724,000         4,204,000         8,284,000
                                                ------------      ------------      ------------      ------------
Net Loss                                        $   (479,000)     $   (503,000)     $   (219,000)     $ (2,663,000)
                                                ============      ============      ============      ============
BASIC EARNINGS PER SHARE DATA:
Net Loss                                        $      (0.04)     $      (0.04)     $      (0.02)     $      (0.21)
                                                ============      ============      ============      ============
Weighted average shares outstanding               12,281,000        12,662,000        12,281,000        12,662,000
                                                ============      ============      ============      ============

The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                       CUMULATIVE
                                                                      REALIZED LOSS
                                                                       ON TRADING
                                                                       PROPRIETARY     PROPRIETARY
                                           ADDITIONAL                STOCK OF COMPANY    STOCK OF     SUBSCRIPTION      TOTAL
                                            PAID-IN    ACCUMULATED    BY SUBSIDIARY    COMPANY HELD      STOCK      STOCKHOLDERS'
                            COMMON STOCK    CAPITAL      DEFICIT       OF COMPANY      BY SUBSIDIARY   RECEIVABLE      EQUITY
                            ------------  -----------  ------------  ----------------  -------------  ------------  -------------
BALANCE,
DECEMBER 31, 2001           $     9,000   $36,602,000  $(18,702,000)   $  (173,000)    $     (1,000)  $(1,291,000)   $16,444,000

   Net Loss                                                (219,000)                                                    (219,000)

   Realized loss on trading
   of proprietary stock of
   Co. held by subsidiary                                                   (1,000)                                       (1,000)

   Stock Subscription
   Receivable                                                                                           1,291,000      1,291,000

                            -----------   -----------  ------------    -----------     ------------   -----------    -----------
BALANCE, SEPTEMBER 30, 2002
(UNAUDITED)                 $     9,000   $36,602,000  $(18,921,000)   $  (174,000)    $     (1,000)  $        --    $17,515,000
                            ===========   ===========  ============    ===========    ============    ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2002                  2001
                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                   $  (219,000)          $(2,663,000)
    Adjustments to reconcile net loss to
      net cash from operating activities:
        Depreciation and amortization                               62,000             1,188,000
        Effect from changes in assets and liabilities
          Receivables from brokers and dealers                      66,000               (55,000)
          Receivables, other                                        37,000                    --
          Management fee receivable                                125,000               126,000
          Prepaid and other assets                                 284,000               156,000
          Accounts payable and accrued expenses                   (395,000)             (554,000)
          Clearing organization payable, net                            --               (23,000)
          Other liabilities                                       (150,000)               23,000
                                                               -----------           -----------
Net cash from operating activities                                (190,000)           (1,802,000)
                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to officer/employee                                   (73,000)              (90,000)
    Payments for acquisition of NetNoir, Inc.                                           (150,000)
    Net proceeds from sale of investments                               --               449,000
                                                               -----------           -----------
Net cash from investing activities                                 (73,000)              209,000
                                                               -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVELANTS                         (263,000)           (1,593,000)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,080,000             3,926,000
                                                               -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   817,000           $ 2,333,000
                                                               ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest expense paid                                $    13,000           $    88,000
                                                               ===========           ===========

The accompanying notes are an integral part of these consolidated statements.

eCHAPMAN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

INTERIM FINANCIAL STATEMENTS

The consolidated and combined financial statements for the nine months ended September 30, 2002 and 2001, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

TREASURY STOCK

The Chapman Co. is also the market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of September 30, 2002 and December 31, 2001, the Chapman Co. held approximately 3,461 and 619 shares of the eChapman's stock in inventory, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2001 presentation to conform to the September 30, 2002 presentation.

SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the three months and the nine months ended September 30, 2002 and 2001 are strategic business units that offer different services.

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2002
                             -----------------------------------------------------------------------------------
                             SECURITIES
                              BROKERAGE
                                 AND           INVESTMENT
                             INVESTMENT       ADVISORY AND        INTERNAL         AMOUNT NOT
                               BANKING         MANAGEMENT          PORTAL           ALLOCATED           TOTAL
                              SERVICES          SERVICES          OPERATION        TO SEGMENTS      CONSOLIDATED
                             -----------      ------------       -----------       -----------      ------------
Revenue from
external customers           $   677,000       $   231,000       $        --       $     1,000       $   909,000

Interest revenue                  14,000                --                --            16,000            30,000

Loss on trading                       --                --                --                --                --
                             -----------       -----------       -----------       -----------       -----------
Total                        $   691,000       $   231,000       $        --       $    17,000       $   939,000
                             ===========       ===========       ===========       ===========       ===========

Interest expense             $     7,000       $        --       $        --       $        --       $     7,000
Depreciation and
amortization                       4,000                --            14,000                --            18,000

Segment gain (loss)                9,000          (132,000)         (351,000)           (4,000)         (478,000)

Segment assets                  (217,000)          (55,000)         (269,000)        1,294,000           753,000

                                                THREE MONTHS ENDED SEPTEMBER 30, 2001
                         ----------------------------------------------------------------------------------
                         SECURITIES
                          BROKERAGE
                             AND           INVESTMENT
                         INVESTMENT       ADVISORY AND       INTERNAL         AMOUNT NOT
                           BANKING         MANAGEMENT         PORTAL           ALLOCATED           TOTAL
                          SERVICES          SERVICES         OPERATION        TO SEGMENTS      CONSOLIDATED
                         -----------      ------------      -----------       -----------      ------------
Revenue from
external customers       $ 1,281,000       $   866,000      $        --       $        --       $ 2,147,000

Interest revenue              76,000             1,000               --           101,000           178,000

Loss on trading              (96,000)               --               --                --           (96,000)
                         -----------       -----------      -----------       -----------       -----------
Total                    $ 1,261,000       $   867,000      $        --       $   101,000       $ 2,229,000
                         ===========       ===========      ===========       ===========       ===========

Interest expense         $     8,000       $        --      $        --       $        --       $     8,000

Depreciation and
amortization                  20,000            37,000           26,000           305,000           388,000

Segment gain (loss)          265,000            63,000         (521,000)         (310,000)         (503,000)

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                             ---------------------------------------------------------------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND            INVESTMENT
                              INVESTMENT       ADVISORY AND         INTERNAL          AMOUNT NOT
                               BANKING          MANAGEMENT           PORTAL           ALLOCATED             TOTAL
                               SERVICES          SERVICES          OPERATION         TO SEGMENTS        CONSOLIDATED
                             ------------      ------------       ------------       ------------       ------------
Revenue from
external customers           $  2,600,000      $  1,141,000       $         --       $      4,000       $  3,745,000

Interest revenue                   66,000             1,000                 --            144,000            211,000

Gain on trading                    42,000                --                 --                 --             42,000
                             ------------      ------------       ------------       ------------       ------------
Total                        $  2,708,000      $  1,142,000       $         --       $    148,000       $  3,998,000
                             ============      ============       ============       ============       ============

Interest expense             $     13,000      $         --       $         --       $         --       $     13,000

Depreciation and
amortization                       17,000             4,000             41,000                 --             62,000

Segment gain (loss)               407,000           (15,000)          (512,000)           (98,000)          (219,000)

Segment assets                  1,441,000           237,000            418,000         16,414,000         18,510,000

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                             ---------------------------------------------------------------------------------------
                              SECURITIES
                              BROKERAGE
                                 AND            INVESTMENT
                              INVESTMENT       ADVISORY AND         INTERNAL         AMOUNT NOT
                               BANKING          MANAGEMENT          PORTAL            ALLOCATED             TOTAL
                               SERVICES          SERVICES          OPERATION         TO SEGMENTS        CONSOLIDATED
                             ------------      ------------       ------------       ------------       ------------
Revenue from
external customers           $  3,256,000      $  2,978,000       $         --       $     12,000       $  6,246,000

Interest revenue                  188,000            21,000                 --            150,000            359,000

Gain on trading                     2,000                --                 --                 --              2,000
Loss on investments net                --           (96,000)                --           (802,000)          (898,000)
                             ------------      ------------       ------------       ------------       ------------
Total                        $  3,446,000      $  2,903,000       $         --       $   (640,000)      $  5,709,000
                             ============      ============       ============       ============       ============

Interest expense             $     88,000      $         --       $         --       $         --       $     88,000

Depreciation and
amortization                       67,000           109,000             97,000            915,000          1,188,000

Segment gain (loss)               399,000            61,000         (2,208,000)          (915,000)        (2,663,000)

Segment assets                  3,875,000           620,000          2,306,000         21,670,000         28,471,000

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

RISK FACTORS

On August 19, 2002, we received a Nasdaq Staff Determination Letter informing the Company that the Company's securities will be delisted from the Nasdaq Stock Market effective on August 20, 2002. Our common stock is now traded on the OTC Bulletin Board. There is no guarantee that eChapman will be able to sustain an adequate market for its securities on either the Over-The-Counter Bulletin Board or the "Pink sheets". Listing on either the Over-The Counter Bulletin Board or the "Pink Sheets" may substantially and materially impair the market that exists for the trade of our securities, which in turn may have a material adverse effect on eChapman's results of operations, financial position, cash flows or changes in shareholders' equity.

eChapman Inc. is currently the subject of a formal non-public investigation undertaken by the Securities and Exchange Commission relating to the initial public offering of the company and sales and record- keeping practices.

Although we cannot not express an opinion as to the final outcome of the Securities and Exchange Commission inquiry, an adverse finding with respect to the aforementioned investigation could impact The Chapman Company's ability to properly conduct its business, and could have an adverse impact on operations, financial position, and cash flow. The investigation is ongoing.


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
                                   (Unaudited)

                                                                   Three Months Ended September 30,
                                             -------------------------------------------------------------------------
                                                        2002                                        2001
                                             ---------------------------------     -----------------------------------
                                                              Percentage of                              Percentage of
                                               Amounts         Net Revenue            Amounts            Net Revenue
                                             ---------------------------------     -----------------------------------
REVENUE:
Commissions                                  $ 707,000              75.9%           $  970,000               43.7%
Underwriting and management fees               (29,000)             -3.1%              311,000               14.0%
Investment management fees                     231,000              24.8%              866,000               39.0%
Interest, dividends and other income            30,000               3.2%              178,000                8.0%
(Loss) gain on trading                               -               0.0%              (96,000)              -4.3%
Loss on investments, net                             -               0.0%                    -                0.0%
                                             ---------------------------------     -----------------------------------
     Total revenue                             939,000             100.8%            2,229,000              100.4%
Interest expense                                 7,000               0.8%                8,000                0.4%
                                             ---------------------------------     -----------------------------------
     Net revenue                               932,000             100.0%            2,221,000              100.0%

OPERATING EXPENSE:
Compensation and benefits                      722,000              77.5%              994,000               44.8%
Floor brokerage and clearing fees               50,000               5.4%              118,000                5.3%
Management fees                                 31,000               3.3%              230,000               10.4%
Depreciation and amortization expense           18,000               1.9%              388,000               17.5%
Other operating expense                        590,000              63.3%              994,000               44.8%
                                             ---------------------------------     -----------------------------------
     Total expenses                          1,411,000             151.4%            2,724,000              122.6%
                                             ---------------------------------     -----------------------------------
Net Loss                                     $(479,000)            -51.4%           $ (503,000)             -22.6%
                                             =================================     ===================================

RESULTS OF OPERATIONS

The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue


                       eCHAPMAN.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Nine Months Ended September 30
                                             -------------------------------------------------------------------------
                                                        2002                                        2001
                                             ---------------------------------     -----------------------------------
                                                              Percentage of                              Percentage of
                                               Amounts         Net Revenue            Amounts            Net Revenue
                                             ---------------------------------     -----------------------------------
REVENUE:
Commissions                                  $2,333,000              58.5%             $ 2,819,000               50.2%
Underwriting and management fees                271,000               6.8%                 449,000                8.0%
Investment management fees                    1,141,000              28.6%               2,978,000               53.0%
Interest, dividends and other income            211,000               5.3%                 359,000                6.4%
(Loss) gain on trading                           42,000               1.1%                   2,000                0.0%
Loss on investments, net                              -               0.0%                (898,000)             -16.0%
                                             ---------------------------------     -----------------------------------
     Total revenue                            3,998,000             100.3%               5,709,000              101.6%
Interest expense                                 13,000               0.3%                  88,000                1.6%
                                             ---------------------------------     -----------------------------------
     Net revenue                              3,985,000             100.0%               5,621,000              100.0%

OPERATING EXPENSE:
Compensation and benefits                     2,481,000              62.3%               3,005,000               53.5%
Floor brokerage and clearing fees               177,000               4.4%                 436,000                7.8%
Management fees                                 291,000               7.3%                 833,000               14.8%
Depreciation and amortization expense            62,000               1.6%               1,188,000               21.1%
Other operating expense                       1,193,000              29.9%               2,822,000               50.2%
                                             ---------------------------------     -----------------------------------
     Total expenses                           4,204,000             105.5%               8,284,000              147.4%
                                             ---------------------------------     -----------------------------------

Net Loss                                     $ (219,000)             -5.5%             $(2,663,000)             -47.4%
                                             =================================     ===================================

CONSOLIDATED RESULTS OF OPERATIONS

         Net revenue decreased $1,289,000, or 58.0%, to $932,000 for the three months ended September 30, 2002 from $2,221,000 for the prior comparable period. The decline in net revenues for the quarter ended September 30, 2002 reflects weakness in the overall equity market resulting in a reduction in assets under management. Net revenue decreased $1,636,000, or 29.1%, to $3,985,000 for the nine months ended September 30, 2002 from $5,621,000 for the prior comparable period.

         Commission revenue decreased by $263,000, or 27.1%, to $707,000 for the three months ended September 30, 2002 from $970,000 for the prior comparable period. Commission revenue decreased by $486,000, or 17.2%, to $2,333,000 for the nine months ended September 30, 2002 from $2,819,000 for the prior comparable period. The decrease was primarily due to a decrease in institutional brokerage activity. Commission revenue from institutional brokerage decreased $659,000, or 24.4%, to $604,000 for the nine months ended September 30, 2002 from $1,263,000 for the prior comparable period.

         Underwriting and management fee revenue decreased by $340,000, or 109.3%, to $-29,000 for the three months ended September 30, 2002 from $311,000 for the prior comparable period. Underwriting and management fee revenue decreased by $178,000, or 39.6%, to $271,000 for the nine months ended September 30, 2002 from $449,000 for the prior comparable period.. The decrease in underwriting and management fee revenue was due primary to an decrease in management fees net of direct expenses. Management fees, net of direct expenses decreased $112,000, or 141.8% to $-33,000 for the nine months ended September 30, 2002, from $79,000 for the prior comparable period.

         The firm's revenue from its asset management business was impacted by the ongoing weakness in the equity market and client reallocations, resulting in lower fee revenue for the quarter and year to date periods ended September 30, 2002 compared to the prior comparable period. Investment management fee revenue decreased $635,000, or 73.3%, to $231,000 for the three months ended September 30, 2002 from $866,000 for the prior comparable period. Investment management fee revenue decreased $1,837,000, or 61.7%, to $1,141,000 for the nine months ended September 30, 2002 from $2,978,000 for the prior comparable period. The decrease was primarily due to a net decrease of $377 million in assets under management to $112 million as of September 30, 2002, from $489 million as of September 30, 2001.

         Interest, dividends and other income decreased by $148,000, or 83.1%, to $30,000 for the three months ended September 30, 2002 from $178,000 for the prior comparable period. Interest, dividends and other income decreased by $178,000, or 39.6%, to $271,000 for the nine months ended September 30, 2002 from $359,000 for the prior comparable period. The decrease in interest, dividends and other income was due to a decrease in revenue generated from online advertising, and media by Chapman Network Inc.

         The loss on trading decreased by $96,000, or 100.0%, to $0 for the three months ended September 30, 2002, from a loss on trading of $96,000 for the prior comparable period. A gain on trading of $42,000 was recognized for the nine months ended September 30, 2002, and a gain on trading of $2,000 was recognized for the prior comparable period. eChapman's gain on trading is attributable to trading activity and the change in market value of its market making securities.

         The loss on investments, net was $0 for the nine months ended September 30, 2002 compared to a loss of $898,000 for the prior comparable period. This loss reflects a one time market value reduction in investments held by the parent company.

         Interest expense decreased by $1,000, or 12.5% to $7,000 for the three months ended September 30, 2002, from $8,000 for the prior comparable period. Interest expense decreased by $75,000, or 85.2% to $13,000 for the nine months ended September 30, 2002, from $88,000 for the prior comparable period. The decrease in interest expense is due to a one-time subordinated loan interest expense incurred during the second quarter of 2001.

         Total expenses, excluding interest expense, decreased by $1,317,000, or 48.3%, to $1,407,000 for the three months ended September 30, 2002 from $2,724,000 for the prior comparable period. Total expenses, excluding interest expense, decreased by $4,084,000, or 49.3%, to $4,200,000 for the nine months ended September 30, 2002 from $8,284,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2002.

         Compensation and benefits decreased by $272,000, or 27.4%, to $722,000 for the three months ended September 30, 2002 from $994,000 for the prior comparable period. Compensation and benefits decreased by $524,000, or 17.4%, to $2,481,000 for the nine months ended September 30, 2002 from $3,005,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 62.3% and 53.5%, respectively, for the nine months ended September 30, 2002 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

         Floor brokerage and clearing fees decreased by $68,000, or 57.6%, to $50,000 for the three months ended September 30, 2002 from $118,000 for the prior comparable period. Floor brokerage and clearing fees decreased by $259,000, or 59.4%, to $177,000 for the nine months ended September 30, 2002 from $436,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

         Investment management fees, which primarily consist of Chapman Capital Management's expenses related to the administration of the Chapman Capital U.S. Treasury Fund and the DEM Equity Fund, decreased by $199,000, or 86.5%, to $31,000 for the three months ended September 30, 2002 from $230,000 for the prior comparable period. Management fees decreased by $542,000, or 65.1%, to $291,000 for the nine months ended September 30, 2002 from $833,000 for the prior comparable period. The decrease in management fee expense largely reflects the trend in assets under management and the liquidation of the DEM-MET Trust during the first quarter of this reporting period.

         Depreciation and amortization expense decreased by $370,000, or 95.4% to $18,000 for the three months ended September 30, 2002 from $388,000 for the prior comparable period. Depreciation and amortization expense decreased by

$1,126,000, or 94.8% to $62,000 for the nine months ended September 30, 2002 from $1,188,000 for the prior comparable period. The decrease is primarily due to the discontinuation of merger related amortization of goodwill. Effective January 2002, the Company adopted SFAS No. 142 which requires goodwill and intangibles to be reviewed for impairment, and charging impairment to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair market value.

         Other expenses decreased by $404,000, or 40.6%, to $590,000 for the three months ended September 30, 2002 from $994,000 for the prior comparable period. Other expenses decreased by $1,629,000, or 57.7%, to $1,193,000 for the nine months ended September 30, 2002 from $2,822,000 for the prior comparable period. The decrease was primarily due to a decrease in promotion expense, travel expense, and professional expenses. The decrease in these costs is the result of a change in business strategy to operating performance and profitability.

         For the three months ended September 30, 2002, eChapman realized net operating loss of $479,000 compared to an operating loss of $503,000 for the prior comparable period. eChapman realized net operating loss of $219,000 for the nine months ended September 30, 2002 compared to an operating loss of $2,663,000 for the prior comparable period, an improvement of $2,448,000. There was a one time $261,000 amortization of expense related to a media agreement required as a part of the Netnoir acquisition.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit No.    Decription
99.1           Certification of Chief Executive Officer, dated November 14,2002
99.2           Certification of Chief Financial Officer, dated November 14,2002.


(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:


                   FORM 8-K, FILED JULY 19, 2002, ITEMS 5 AND 7

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

                                /s/ Lynn Ballard
                                ------------------------------------

                                Lynn Ballard
                                Acting Chief Financial Officer
                                (Principal Financial Officer
                                and Principal Accounting Officer)

                          Date: August  14, 2002