Form 10KSB
period 2002-12-31
ECHAPMAN INC
filed 2003-04-11
CIK 1096114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

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

The  issuer's  revenues  for its most  recent  fiscal year were:  $ 5,107,000

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid price of such common equity on February 28, 2003 was $368,433.

APPLICABLE ONLY TO CORPORATE REGISTRANTS The number of outstanding shares of Common Stock of the registrant as of February 28, 2002 was 12,281,096. Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                TABLE OF CONTENTS







                                                                                                          PAGE
                                                                                                           ----
Part I ......................................................................................................3
Item 1.    Description Of Business ..........................................................................3
Item 5a.   Risk Factors ....................................................................................12
Item 6.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations ...........15
Item 7.    Financial Statements ............................................................................21
           Other Information Previously Omitted From Echapman's Proxy Statement Pursuant To Securities
           Exchange Act Of 1934, As Amended, Release No. 34-45589 ..........................................22
Item 13.   Exhibits List And Reports On Form 8-K ........................................................23-28






Domestic Emerging Markets(R) and DEM(R) Are Registered Trademarks and DEM Profile(TM), DEM Universe(TM), DEM Company(TM), DEM Index(TM) and the stylized C-Eagle logo are trademarks of Nathan A. Chapman, Jr.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                     GENERAL

eChapman (eChapman) is a strategically integrated financial service organization designed to provide innovative financial service offerings and asset management solutions. eChapman brings together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc., . Effective June 20, 2000, Chapman Holdings, Inc. (CHI), Chapman Capital Management Holdings, Inc. (CCMHI) and subsidiary and Chapman Insurance Holdings, Inc. (CIH) and subsidiary merged into separate wholly owned subsidiaries of eChapman (collectively, the Company).

                                    STRATEGY

Our management team has recognized the broad economic, market and sector challenges faced by the U.S. economy during calendar year 2002. Our online brokerage operation is symbolic and reflective of the operating climate. During this period, several portals have discontinued operations and others have merged with similar web sites in order to achieve economies of scale and continue operations. Our on-line strategy and projected internet marketing strategy, subject to broader market forces has been reevaluated to be in line with current industry demand. As a consequence of this reevaluation, we have discontinued operations in both Chapman Network, Inc. and Chapman On Line. This change will permit us to focus our resources on our core businesses of investment management, investment banking and brokerage.

              SECURITIES BROKERAGE AND INVESTMENT BANKING SERVICES

BROKERAGE SERVICES

The Chapman Co. is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, and Puerto Rico and is a member firm of the NASD. The Chapman Co. provides brokerage services to institutional and retail clients.

The Chapman Co. charges commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. The Chapman Co.'s primary source of revenue for its brokerage business has historically been commissions generated from institutional brokerage. The Chapman Co.'s institutional clients include investment managers, corporate retirement plans and municipal retirement plan sponsors. The Chapman Co. maintains floor broker relationships on the New York Stock Exchange, and executes buy and sell orders in the over-the-counter markets. Approximately 14.79% of our revenue during the year ended December 31, 2002 was derived from our brokerage business.

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

The Chapman Co. also participates in fixed income secondary market trading in government securities primarily for fixed income investment managers, municipal treasurers and other investment professionals. This business is done on a competitive basis where The Chapman Co. acts as a broker. Approximately 5.64% of our revenue during the year ended December 31, 2002 was derived from secondary market trading.



The Chapman Co.'s trading activities involve the purchase, sale or short sale of securities as a principal, and, accordingly, involve risks of a change in market price of these securities and of a decrease in the liquidity of markets, which can limit our ability to sell securities purchased or to purchase securities sold in such transactions.

The stock of eChapman held by The Chapman Co. in its market making inventory is recorded in the equity section of our balance sheet at cost like treasury stock. The Chapman Co. experienced a gain on trading of $ 40,000 for the year ended December 31, 2002 and a gain of $50,000 for the year December 31, 2001. As of March 11, 2002, The Chapman Company dicontinued making markets in equity securities.

GOVERNMENT FINANCE

The Chapman Co. participates in the tax-exempt public finance market and has managed, primarily as co-manager, more than 500 transactions in 23 states and the District of Columbia, including approximately 51 transactions in the past year. More than half of the total dollar amount of these transactions has been with jurisdictions located in California, Pennsylvania, Mississippi and Tennessee.

Approximately 4.87% of our revenue during the year ended December 31, 2002 was derived from management fees, financial advisory fees and selling concessions in public finance transactions. The Chapman Company is in the process of revamping its approach to the public finance business. Our goal is to be more cost effective, customer focused, and to moderate the volatility of this business.


INVESTMENT ADVISORY SERVICES

Our investment advisory subsidiary, Chapman Capital Management, liquidated two mutual funds it had managed: the DEM Equity Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman Funds, Inc., an open-end management investment company registered under the Investment Company Act of 1940.

Chapman Capital Management provides investment advisory services to separate accounts under individual investment advisory agreements. Chapman Capital Management manages equity and debt portfolios with varied investment objectives including long term capital appreciation and current income.

As January 1 , 2003, Chapman Capital Management managed approximately $92 million in assets for separate accounts.

MARKETING AND CUSTOMER SERVICE

Chapman Capital Management's marketing strategy focuses on distribution of its separate account and proprietary investment products through a variety of channels. We seek to market our investment products to public pension fund sponsors, defined contribution plan distributors, and high net worth individuals. Our marketing strategy encompasses distribution of our proprietary products through separate account assignments, and wholesale agreements with financial intermediaries. In 2002 Chapman Capital Managment terminiated the Domestic Emerging Market-minority Equity Trust, DEM Equity Fund, and The Chapman U.S. Treasury Fun. These products represent Chapman proprietary [JOE]

Chapman Capital Management targets its marketing efforts to the various types of customers that use its investment advisory and asset management services. Chapman Capital Management's separate accounts are typically large institutional investors. Chapman Capital Management markets to these accounts through customer support activities and personal sales efforts by officers of Chapman Capital Management.

Chapman Capital Management's proprietary investment products are distributed by The Chapman Co. Chapman Capital Management offers its proprietary investment funds to banks, insurance companies, providers of 401(k) deferred compensation plans and other institutions for resale to their customers. Chapman Capital Management provides support to The Chapman Co. in marketing to institutional resellers and to the institutional resellers own retail sales forces.


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

ON-LINE TRADING

Chapman On-Line, Inc. is registered as a broker-dealer with the SEC and in the District of Columbia, Maryland, Virginia and South Carolina and is a member firm of the NASD. Chapman On-Line provides brokerage services to retail clients through the eChapman web site. Chapman On-Line has recently terminated all of it's state registrations.

Chapman On-Line carried all transactions for its brokerage customers on a fully-disclosed basis with its clearing agent, which carried and cleared all customer securities accounts. The clearing agent may lend funds to our brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our agreement with the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, we would be obligated to indemnify the clearing agent for any resulting losses.

Chapman On-Line charged commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. Chapman On-Line commenced operations in April 2000 and was not a significant source of our revenue during the year ended December 31, 2002. The on-line brokerage market has been impacted by uncertantity in the market, the effects of September 11, and the economic recession. The Firm has reevaluated its on-line brokerage strategy and has discontinued operations in on-line brokerage.


                              GOVERNMENT REGULATION

SECURITIES BROKERAGE AND INVESTMENT BANKING SERVICES

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as the NASD.

The Chapman Co. and Chapman On-Line are each registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as The Chapman Co.'s primary regulator. The NASD adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Chapman Co. is registered as a broker-dealer in 50 states and the District of Columbia and Puerto Rico. Chapman On-Line has terminated its registrations.

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

As of December 31, 2002, The Chapman Co., a subsidiary of eChapman, was in compliance with the SEC net capital rule and had net capital of $386,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of .84 to 1.

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

                                    EMPLOYEES

As of February 28, 2003, we had 14 full-time employees, including 10 registered representatives.

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

WE HAVE RETAINED NEW INDEPENDENT AUDITORS EFFECTIVE MARCH 14, 2002

As a result of eChapman's termination of Arthur Andersen, LLP, eChapman has retained the accounting firm of Wilkins McNair P.C. to serve as its new independent auditors. eChapman has a limited history with Wilkins McNair, P.C. and cannot guarantee that the new independent auditors can adequately fulfill the needs of eChapman in connection with the preparation of its audited financial statements.

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

WE HAVE BEEN DELISTED BY THE NASDAQ FOR FAILURE TO COMPLY WITH THE MINIMUM BID PRICE REQUIREMENT FOR CONTINUED LISTING AS SET FORTH IN MARKETPLACE RULE 4310.

On August 19, 2002, we received a Nasdaq Staff Determination Letter that the minimum bid price for eChapman failed to comply with the continued listing requirements under Marketplace Rule 4310 and that eChapman's common stock, therefore, would be delistied from the Nasdaq National Market effective on August 20,2002. Our common stock is now traded on the OTC Bulletin Board. There is no guarantee that eChapman will be able to sustain an adequate market for its securities on either the Over-The Counter Bulletin Board or the "Pink sheets". A listing on either the Over-The Counter Bulletin Board or the " Pink Sheets" will substantially and materially impair the market that exists for the trade of our securities, which in turn may have a material adverse effect on eChapman's results of operations, financial position, cash flows or changes in shareholders' equity.

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

THE CHAPMAN CO. NET CAPITAL VIOLATION

As of December 31, 2002, The Chapman Co., a subsidiary of eChapman, was in compliance with the SEC net capital rule and had net capital of $386,000, a net capital requirement of $250,000 and a ratio of aggregate indebtedness to net capital of .84-to-1.

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

The audited pro forma consolidated statement of operations gives effect to the consolidation of eChapman for the period December 31, 2002 compared to the year ended December 31, 2001. Because the eChapman, Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings merger was a merger of companies under common control, their merger was accounted for similar to a pooling of interest.

RESULTS OF OPERATIONS

The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue:


                                                  eCHAPMAN.COM, INC. AND SUBSIDIARIES
                                     COMBINED AND CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                                                              (Audited)


                                                         Twelve Months Ended December 31, 2002
                                       -----------------------------------------------------------------
                                                    2002                                2001
                                       -------------------------------      ----------------------------
                                                 Percentage of                      Percentage of
                                          Amounts       Total Revenue        Amounts      Total Revenue
                                       -------------------------------      ----------------------------
REVENUE:
Commissions                             $ 2,748,000           53.8%      $  3,702,000         48.8%
Underwriting and management fees            246,000            4.8%           642,000          8.5%
Investment management fees                1,741,000           34.1%         3,779,000         49.8%
Interest, dividends and other income        396,000            7.8%           406,000          5.3%
Gain (loss) on trading                       40,000            0.8%            50,000          0.7%
Loss on investments, net                                       0.0%          (898,000)       (11.8)%
                                        ----------------------------     -----------------------------
     Total revenue                        5,171,000          101.3%         7,681,000        101.2%
Interest expense                             64,000            1.3%            90,000          1.2%
                                        ----------------------------     -----------------------------
     Net revenue                          5,107,000          100.0%         7,591,000        100.0%

OPERATING EXPENSE:
Compensation and benefits                 2,712,000           53.1%         3,851,000         50.7%
Floor brokerage and clearing fees           264,000            5.2%           470,000          6.2%
Management fees                             882,000           17.3%         1,074,000         14.1%
Depreciation and amortization expense       132,000            2.6%         1,884,000         24.8%
Impairment Adjustment                                          0.0%                            0.0%
Other operating expense                   1,614,000           31.6%         4,630,000         61.0%
                                        ----------------------------     -----------------------------
     Total expenses                       5,604,000          109.7%        11,909,000        156.9%
                                        ----------------------------     -----------------------------

Operating loss                             (497,000)          -9.7%        (4,318,000)       (56.9)%
Other income (expense)                            -                        (6,676,000)
                                        ----------------------------     -----------------------------
Net loss                                 $ (497,000)          -9.7%      $(10,994,000)      (144.8)%
                                        ============================     =============================

PRO FORMA RESULTS OF OPERATIONS

Net revenue decreased $ 2,484,000 or 32.7%, to $ 5,107,000 for the year ended December 31, 2002 from $ 7,591,000 for the prior comparable period. The decline in net revenues for the year ended December 31, 2002 reflects weakness in the overall equity market and the effects of September 11, resulting in a reduction in assets under management.

Commission revenue decreased by $ 954,000, or 25.8%, to $ 2,748,000 for the year ended December 31, 2002 from $ 3,702,000 for the prior comparable period. The decrease was primarily due to an decrease in equity commission activity. Commission revenue from municipal participation increased $ 408,000, or 29.84%, to $ 1,774,000 for the year ended December 31, 2002 from $ 1,366,000 for the prior comparable period. eChapman participated in 51 municipal deals during the twelve month period ended December 31, 2002 compared to 58 municipal deals in the prior comparable period. The increase in municipal revenue can be attributed to larger deal sizes. This increases were partially offset by a decrease in institutional commission revenue and 12b1 fee commission. Commission revenue from the sale of institutional brokerage decreased $ 963,000, or 64.59%, to $ 528,000 for the year ended December 31, 2002 from $ 1,492,000 for the prior comparable period. 12b1 fee commission decreased $ 37,000, or 63.77%, to $ 21,000 for the year ended December 31, 2002 from $ 58,000 for the prior comparable period.

Underwriting and management fee revenue decreased by $ 396,000, or 61.7%, to $ 246,000 for the year ended December 31, 2002 from $ 642,000 for the prior comparable period. This decrease was due to shrinkage in the overall equity market volume. The decrease in underwriting and management fee revenue was due to a decrease in corporate finance revenue of $ 65,000, or 100%, to $ 0 for the year ended December 31, 2002 from $ 65,000 for the prior comparable period. This decreases was also due to a deccrease in management fee revenue of $ 121,000, or 48.94%, to $ 126,000 for the year then ended December 31, 2002 from $ 247,000 for the prior comparable period.

The firm's revenue from its asset management business was impacted by the ongoing weakness in the equity market and the effect of September 11, resulting in lower fee revenue for the year ended December 31, 2002 compared to the prior comparable period. Investment management fee revenue decreased $ 2,038,000, or 53.9%, to $ 1,741,000 for the year ended December 31, 2002 from $ 3,779,000 for the prior comparable period. The decrease was primarily due to a net decrease of $ 431.3 million in assets under management to $92 million as of December 31, 2002, from $ 523,3 million as of December 31, 2001.

Interest, dividends and other income decreased by $ 10,000, or 2.5%, to $ 396,000 for the year ended December 31, 2002 from $ 406,000 for the prior comparable period. The decrease in interest, dividends and other income was due to a decrease in interest and dividend revenue.

Total expenses, decreased by $ 6,305,000, or 52.9%, to $ 5,604,000 for the year ended December 31, 2002 from $ 11,909,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2003.

Compensation and benefits decreased by $ 1,139,000, or 29.6%, to $ 2,712,000 for the year ended December 31, 2002 from $ 3,851,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 53.1% and 50.7%, respectively, for the year ended December 31, 2002 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

Floor brokerage and clearing fees decreased by $ 206,000, or 43.8%, to $ 264,000 for the year ended December 31, 2002 from $ 470,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

Management fees, which consist primarily of Chapman Capital Management's payments to sub-advisors associated with its multi-manager investment product, the DEM-MET Trust, decreased by $ 192,000, or 17.9%, to $ 882,000 for the year ended December 31, 2002 from $ 1,074,000 for the prior comparable period. The decrease in management fee expense largely due to the closing of DEM_MET..

Depreciation and amortization expense decreased by $ 1,752,000, or 93.0% to $ 132,000 for the year ended December 31, 2002 from $ 1,884,000 for the prior comparable period. The decrease was due to depreciation for capitalized website development costs which began during the last quarter of calendar year 2000. These expenses primarily include merger related amortization.

Other expenses decreased by $ 3,016,000, or 65.1%, to $ 1,614,000 for the year ended December 31, 2002 from $ 4,630,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, travel expense, and conference and seminar costs. The decrease in these costs is the result of a change in business strategy.

Excluding the prior period non-cash adjustment of $6,676,000 eChapman realized an operating loss of $497,000 a decrease of $3,821,000 or 88.5% for the year ending December 31, 2002 from an operating loss of $4,318,000 for prior comparable period.

The net loss decreased by $ 10,497,000 or 95.5%, to $ 497,000 for the year ended December 31, 2002 from $ 10,994,000 for the prior comparable period, included in prior period is a net non-cash adjustment of $6,676,000 for the impairment of merger related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, eChapman had cash and cash equivalents of $ 102,000 and a $ 558,000 cash deposit held by its clearing agent related to its investment in proprietary stock.

With the exception of goodwill and other intangible assets which amount to $15,257,000 as of December 31, 2002, our assets are reasonably liquid, with a consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of December 31, 2002 were $16,958,000.

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

OTHER INFORMATION PREVIOUSLY OMITTED FROM eCHAPMAN'S PROXY STATEMENT PURSUANT TO SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELEASE NO. 34-45589.

Fiscal 2002 Audit Fee Summary

                                   Audit Fees

Wilkins McNair, PC billed eChapman an aggregate of $57,000 in fees for professional services rendered in connection with the audit of eChapman's financial statements for the most recent fiscal year and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10QSB during the fiscal year ended December 31, 2002. Wilkins McNair, P.C. billed eChapman an aggregate of $24,212 in fees for professional services rendered in connection with the audit of eChapman's financial statements for the fiscal year ended December 31, 2001.

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

eChapman, Inc.





Dated: March 31, 2003                         By: /s/ Nathan A. Chapman, Jr.
                                                 --------------------------
                                                 Nathan A. Chapman, Jr.
                                                 PRESIDENT



In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




SIGNATURES                          TITLE & CAPACITY                   DATE
----------                          ----------------                   ----
                                    President and Director
/s/ Nathan A. Chapman, Jr.          (Principal Executive Officer)      March 31, 2003
--------------------------
Nathan A. Chapman, Jr.
                                    Chief Financial Officer
/s/ Lynn Ballard                    (Principal Financial and           March 31, 2003
---------------------               Accounting Officer)
Lynn Ballard


The Board of Directors

    /s/  Nathan A. Chapman, Jr.                /s/  Adolph D. Washington
----------------------------------        --------------------------------------
         Nathan A. Chapman, Jr.                     Adolph D. Washington


    /s/  Earl U. Bravo, Sr.
----------------------------------             /s/  Theron Stokes
         Earl U. Bravo, Sr.               --------------------------------------

                                                  Theron Stokes
    /s/  Donald V. Watkins
----------------------------------
         Donald V. Watkins


    /s/  Lottie H. Shackelford
----------------------------------
         Lottie H. Shackelford


By: /s/ Nathan A. Chapman, Jr.                                    March 31, 2002
    --------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

March 28, 2003


                                 CERTIFICATIONS

I, Nathan A. Chapman Jr., certify that:

1. I have reviewed this annual report on Form 10-K of eChapman Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


        /s/  Nathan A. Chapman Jr.
        -------------------------
        Nathan A. Chapman Jr.,  President  and  Chief  Executive  Officer

                                 CERTIFICATIONS

I, Lynn Ballard certify that:

1. I have reviewed this annual report on Form 10-K of eChapman Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003





        /s/  Lynn Ballard
        ---------------------------
        Lynn Ballard, Acting Chief Financial Officer

                               ECHAPMAN.COM, INC.
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
                                 eCHAPMAN, INC.
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001


                                TABLE OF CONTENTS


                                                                        PAGE(S)
                                                                        -------

INDEPENDENT AUDITORS' REPORT......................................       F-3

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets..................................       F-4
     Consolidated Statements of Operations........................       F-5
     Consolidated Statements of Changes in Stockholders' Equity...       F-6
     Consolidated Statements of Cash Flows........................       F-7
     Notes to Consolidated Financial Statements...................    F-8 - F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
eChapman, Inc.:

We have audited the accompanying consolidated balance sheets of eChapman, Inc. (a Maryland corporation) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eChapman, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ Wilkins McNair, PC

March 28, 2003
                            eCHAPMAN, INC.
                     CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------
                   SEE INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



ASSETS                                                                            2002                    2001
------                                                                        ------------            ------------

     Cash                                                                     $    102,000            $    426,000
     Cash deposits with clearing organization                                      558,000                 654,000
     Investments, available for sale                                               349,000                 349,000
     Receivables from brokers and dealers                                          126,000                 176,000
     Receivables, other                                                             27,000                  78,000
     Management fees receivable                                                    186,000                 321,000
     Advances to officer/employee                                                  186,000                 103,000
     Office equipment, net                                                         118,000                  42,000
     Prepaids and other assets                                                     125,000                 446,000
     Intangible assets, net                                                     15,257,000              15,312,000
                                                                              ------------            ------------

TOTAL ASSETS                                                                  $ 16,958,000            $ 17,983,000
                                                                              ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Accounts payable                                                         $    825,000            $  1,389,000
     Other liabilities                                                             187,000                 150,000
                                                                              ------------            ------------

TOTAL LIABILITIES                                                             $  1,012,000            $  1,539,000
                                                                              ------------            ------------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 50,000,000 shares
        authorized, 12,281,096  shares issued and outstanding
        and 2,288,326 treasury shares                                         $      9,000            $      9,000
     Additional paid-in-capital                                                 36,602,000              36,602,000
     Accumulated deficit                                                       (19,199,000)            (18,702,000)
     Subscription stock receivable                                              (1,291,000)             (1,291,000)
     Cumulative realized loss on trading of proprietary
        stock of company held by subsidiary                                       (174,000)               (173,000)
     Proprietary stock of company held by subsidiary
        at cost                                                                     (1,000)                 (1,000)
                                                                              ------------            ------------

TOTAL STOCKHOLDERS' EQUITY                                                    $ 15,946,000            $ 16,444,000
                                                                              ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 16,958,000            $ 17,983,000
                                                                              ============            ============






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                         eCHAPMAN, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------
                SEE INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



REVENUE                                                 2002             2001
-------                                            ------------    ------------

     Commissions                                   $  2,748,000    $  3,702,000
     Underwriting and management fees                   246,000         642,000
     Investment management fees                       1,741,000       3,779,000
     Interest, dividends and other income               396,000         406,000
     Gain on trading                                     40,000          50,000
     Loss on investments                                     --        (898,000)
                                                   ------------    ------------

TOTAL REVENUE                                      $  5,171,000    $  7,681,000

     Interest expense                                    64,000          90,000
                                                   ------------    ------------

NET REVENUE                                        $  5,107,000    $  7,591,000
                                                   ------------    ------------


EXPENSES
--------
     Compensation and benefits                     $  2,712,000    $  3,851,000
     Floor brokerage and clearing fees                  264,000         470,000
     Management fees                                    882,000       1,074,000
     Travel and business development                     55,000         415,000
     Professional fees                                  288,000       1,324,000
     Advertising, promotion and publicity               232,000          41,000
     Depreciation and amortization expense              132,000       1,884,000
     Other operating expense                          1,039,000       2,850,000
                                                   ------------    ------------

TOTAL EXPENSE                                      $  5,604,000    $ 11,909,000
                                                   ------------    ------------

OPERATING LOSS                                         (497,000)     (4,318,000)

OTHER EXPENSES
     Impairment loss                                         --      (7,252,000)
                                                   ------------    ------------

NET LOSS                                           $   (497,000)   $(11,570,000)
                                                   ============    ============

BASIC AND DILUTIVE EARNINGS PER SHARE DATA:

Net Loss                                           $      (0.04)   $      (0.91)
                                                   ============    ============

Weighted average shares outstanding                  12,281,000      12,662,000
                                                   ============    ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                 eCHAPMAN, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                     CUMULATIVE
                                                                  REALIZED LOSS ON
                                                                     TRADING
                                                                 PROPRIETARY STOCK
                                        ADDITIONAL                  OF COMPANY BY              ACCUMULATED SUBSCRIPTION    TOTAL
                             COMMON      PAID-IN      ACCUMULATED  SUBSIDIARY OF PROPRIETARY COMPREHENSIVE   STOCK     STOCKHOLDERS'
                             STOCK       CAPITAL        DEFICIT       COMPANY      STOCK        INCOME     RECEIVABLE     EQUITY
                            -------    -----------   -------------  ------------ ----------- ------------- ----------- ------------

Balance, December 31, 2000  $13,000    $37,774,000   $ (7,220,000)  $(307,000)   $(884,000)   $(568,000)  $       --   $ 28,808,000

Stock issued in acquisition      --        250,000             --          --           --           --            --       250,000
Subscription stock
  receivable                     --             --             --          --           --           --    (1,291,000)   (1,291,000)
Conversion of stock          (4,000)         4,000             --          --           --           --            --            --
Comprehensive income:
    Net loss                     --             --    (11,570,000)         --           --           --            --   (11,570,000)
    Unrealized gain on
     securities                  --             --             --          --           --      568,000            --       568,000
    Proprietary stock, net       --     (1,426,000)        88,000          --      883,000           --            --      (455,000)
    Net realized gain on
     trading                     --             --             --     134,000           --           --            --       134,000
                            -------    -----------   ------------   ---------    ---------    ---------   -----------  ------------
Balance, December 31, 2001  $ 9,000    $36,602,000   $(18,702,000)  $(173,000)   $  (1,000)   $      --   $(1,291,000) $ 16,444,000


Net Loss                                                 (497,000)                                                         (497,000)
Additional Realized Loss on
       Proprietary Stock                                                            (1,000)                                  (1,000)
Proprietary Stock, Net      -------    -----------   ------------   ---------    ---------    ---------   -----------  ------------
Balance, December 31, 2002  $ 9,000    $36,602,000   $(19,199,000)  $(174,000)   $  (1,000)   $      --   $(1,291,000) $ 15,946,000
                            =======    ===========   ============   =========    =========    =========   ===========  ============
















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                 eCHAPMAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------
                        SEE INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:                                   2002                       2001
                                                                    ------------              ------------
      Net Loss                                                      $   (497,000)             $(11,570,000)
Adjustments to reconcile net loss to net cash from
operating activities:
      Depreciation and amortization expense                              132,000                 1,884,000
      Goodwill impairment                                                     --                 7,252,000
      Effect from changes in assets and liabilities
           Receivables                                                   101,000                   230,000
           Management fees receivable                                    135,000                   168,000
           Prepaids and other assets                                     376,000                 1,338,000
           Accounts payable and accrued expenses                        (527,000)                  (28,000)
                                                                    ------------              ------------

      NET CASH FROM OPERATING ACTIVITIES                            $   (280,000)             $   (726,000)
                                                                    ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase)/Decrease in equipment                              $    (56,000)             $    (25,000)
      Purchase of Netnoir assets                                              --                  (150,000)
      Purchase of investments                                                 --                  (593,000)
      Advances to officer/employee                                       (83,000)                 (244,000)
      Decrease in proprietary stock                                       (1,000)                       --
                                                                    ------------              ------------

      NET CASH FROM INVESTING ACTIVITIES:                           $   (140,000)             $ (1,012,000)
                                                                    ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Payment on retirement of treasury stock                                 --                (1,108,000)
                                                                    ------------              ------------

      NET CASH FROM FINANCING ACTIVITIES                                      --              $ (1,108,000)
                                                                    ------------              ------------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                         (420,000)             $ (2,846,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,080,000                 3,926,000
                                                                    ------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    660,000              $  1,080,000
                                                                    ============              ============








SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                              eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


1. ORGANIZATION AND BUSINESS:

eChapman, Inc. (eChapman), a Maryland corporation, was formed on May 14, 1999 and is designed to bring together the financial services capabilities of The Chapman Co., Chapman Capital Management, Inc. and Chapman Insurance Agency Incorporated.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All significant intercompany balances have been eliminated in the consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


MANAGEMENT FEES
---------------

The Company's investment management fees are based on a percentage of the funds managed and when the value of these funds are increased or reduced, the Company's management fee is increased or reduced.


CASH
----

As of December 31, 2002 all cash invested in the Chapman U.S. Treasury Money Fund, a fund managed by the Chapman Capital Management, Inc. and affiliate, was removed due to the closing of this fund. All cash removed from this fund, at the time of closure, was deposited into standard operating accounts. Cash now wholly consists of monies intended for operational use.


INVESTMENTS
-----------

Investments as of December 31, 2002 and 2001, consist of investments in common stock private companies. The cost of those investments approximate market.

TREASURY STOCK
--------------

As of March, 11, 2002, The Chapman Co. was no longer a market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by The Chapman Co. during its months as market maker have been accounted for as treasury stock transactions in the accompanying consolidated
                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


TREASURY STOCK (CONT'D)
----------------------

financial statements. The Company had cash on deposit with the clearing agent of $558,000 as of December 31, 2002. During 2002, cash held on deposit with the clearing agent was used for the payment on proprietary stock. The securities purchased with the funds are held by the clearing agent as collateral.

FINANCIAL INSTRUMENTS
---------------------

The carrying amounts reported in the consolidated balance sheets for cash equivalents, receivables, investments, securities owned, advances, accounts payable and accrued expenses, and other liabilities approximate fair value.

EARNINGS PER SHARE
------------------

Earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the period the calculation is made. Common equivalent shares consist of shares usable upon the exercise of stock options, using the treasury stock method. The weighted basic and diluted average shares outstanding for the years ended December 31, 2002 and 2001, were the weighted basic average common shares outstanding because the loss for the periods presented made the common stock equivalents antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No, 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combination initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to the results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will result in certain intangibles being subsumed into goodwill and will have the impact of reducing its amortization of goodwill and intangibles commencing on January 1, 2002; however, impairment reviews may result in future periodic write-downs.


INTANGIBLE ASSETS
-----------------

Intangible assets consist of goodwill of $24.2 million, being amortized over 20 years, and $70,000 being amortized over 15 years related to Chapman On-Line. Amortization expense for the year ended December 31, 2002, was $ 132,000.


IMPAIRMENT OF GOODWILL
----------------------

The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management, Inc.
(CCMH), and Chapman Insurance Holdings, Inc. (CIH) into wholly owned subsidiaries of eChapman, Inc. was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the Initial Public Offering (IPO). The step-up in basis generated approximately $24.2 million in goodwill. Subsequent to the distribution date, the market value of
                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


IMPAIRMENT OF GOODWILL (CONT'D)
-------------------------------

eChapman's stock declined substantially below its market value recorded at the date of the IPO. In 2001 management concluded that as a result of this decline in market value and management's expectations that market value in the investment industry would continue to fall due to the events of September 11, 2001 and other pending factors, management evaluated the recoverability of its goodwill. Management measured the amount of impairment, by assessing current and future levels of income and cash flows as well as other factors, such as business trends, prospects, market and economic conditions. Based upon the assessments in 2001, management concluded that goodwill had been impaired. Accordingly, the Company recorded goodwill impairment in the amount of $7,252,000.

As of December 31, 2002 goodwill was $15.2 million, net of accumulated amortization of approximately $1.3 million.

SEGMENT REPORTING
-----------------

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the years ended December 31, 2002 and 2001 are strategic business units that offer different services.

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

                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives:

Office equipment           3 - 5 years
Furniture                      5 years

Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense for the years ended December 31, 2002 and December 31, 2001 were $76,000 and $25,000 respectively.


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

3.  COMMITMENTS AND CONTINGENCIES:

The Company has an operating lease agreement for its office facilities, which expires on October 15, 2005. Rent expense under this agreement was $203,000 in 2002. Under the lease agreement, a proportionate share of real estate taxes and building expenses in excess of base year amounts are charged to the Company.

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

The Company clears all transactions for its brokerage customers through its clearing agent, which carries and clears all customer securities accounts. The clearing agent also lends funds to the Company's brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Pursuant to the terms of the agreement between the Company and the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, and the clearing agent satisfies any customer obligations, the Company would be obligated to indemnify the clearing agent for any resulting losses. For the years ended December 31, 2002 and 2001, the Company did not incur such losses.

                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


3.  COMMITMENTS AND CONTINGENCIES (CONT'D)

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

4.  REGULATORY REQUIREMENTS:

Pursuant to the requirements of the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule (Rule 15c3-1), the Chapman Co. is required to maintain net capital, as defined, of not less than $250,000 and a ratio of aggregate indebtedness to net capital, as defined not to exceed 15 to 1. As of December 31, 2002, the Company had consolidated net excess capital of $386,000 and a ratio of aggregate indebtedness to net capital of .84 to 1. As of December 31, 2001, The Chapman Co. an affiliate broker dealer, had deficit net capital of $547,000 and a ratio of aggregate indebtedness to net capital of .33 to 1. A notice of noncompliance was filed on March 9, 2001, with the SEC and the National Association of Securities Dealers, Inc. (NASD). Subsequent to December 31, 2000, management took actions to cure the net capital noncompliance.

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


5.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE:

Supplemental cash flow disclosure for the years ended December 31, 2002 and 2001 is a follows:

                        DESCRIPTION                 2002          2001
                        --------------------------------------------------
                        Cash paid - interest      $ 11,107       $ 9,000
                        --------------------------------------------------

6.  EMPLOYEE SAVINGS PLAN:

The Company's Retirement Savings Plan, a 401(k) plan, provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax and after-tax contributions based upon eligible compensation. The Company may make discretionary contributions based on the participants' compensation for the plan year. The Company elected not to contribute to the plan for the years ended December 31, 2002 and 2001.


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

                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


7.  OMNIBUS STOCK PLAN (CONT'D)

A summary of the status of the Company's option plan as of December 31, 2002, and changes during the year is presented below:

                                                          Weighted-Average
                                             Shares        Exercise Price
                                            --------      ----------------

Outstanding as of May 14, 1999              136,510            $4.49
         Exercised                               --               --
         Forfeited                               --               --
                                            -------
Outstanding as of June 20, 2000             136,510             4.49
         Exercised                           (3,966)            4.27
         Forfeited                           (1,352)            4.92
                                            -------
Outstanding as of December 31, 2000         131,192             4.51
         Exercised                               --             4.51
         Forfeited                          (86,524)            4.51
                                            -------
Outstanding as of December 31, 2001          44,668             4.51
         Exercised                               --             4.51
         Forfeited                          (44,668)            4.51
                                            -------       ----------------
Outstanding as of May 14, 2002                   --               --


The range of exercise prices for the stock options was $3.76 to $4.92. The weighted average exercise price was $4.51.

The Company accounts for its stock-based compensation plans as permitted by FASB No. 123, Accounting for Stock-Based Compensation, which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and recognized no compensation cost for options granted at fair market prices.

8.  RELATED PARTY TRANSACTIONS:

As of December 31, 2000, the Company had outstanding advances to its majority stockholder of $1,134,000. The advances to the majority stockholder were reflected in five notes. Four of the notes were three-year notes that accrued interest at a range of 4.33 to 5.54 percent per annum. No interest or principal payments were due until maturity, which was February through December 2001. There was also a demand note that accrued interest at 5.5 percent per annum. The interest rates on the note were based on the IRS applicable federal rate in effect from time to time. All of the above notes were rolled into one demand note on February 22, 2001. The new note bears interest at the IRS applicable federal rate as in effect on February 22, 2001, which was 5.18%. As of December 31, 2002, the advance to the majority stockholder of $1,291,000 was reserved as a subscription stock receivable.

During 2001, the Company issued an additional advance to the majority shareholder of $74,000. This is classified on the Consolidated Balance Sheet as Due from officer/employee.

9.  SUBSEQUENT EVENT

Chapman on Line, a related company ceased to its operations effective December 31, 2002. As a result, it will have no operating activities for 2003.

                                 eCHAPMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------


10.      OTHER INFORMATION:

Chapman Capital Management acts as an investment advisor to the DEM-MET Trust, which is intended to qualify as a tax-exempt pooled trust for qualified employee benefit plans and certain governmental plans. The DEM-MET Trust was organized in 1996 under New York law. As of December 31, 2001, the DEM-MET trust had assets of $211 million. The DEM-MET Trust was liquidated on February 5, 2002. Chapman Capital Management, Inc. has terminated all sub-advisor relationships.

--------------------------------------------------------------------------------