Form 10QSB
period 2003-03-31
ECHAPMAN INC
filed 2003-05-20
CIK 1096114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 Yes |X| No |_|


As of February 28, 2003, 12,281,096 shares of the issuer's common stock, par value $0.001 per share, were outstanding.


Transitional Small Business Disclosure Format: Yes |_| No |X|

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1--DESCRIPTION OF BUSINESS

eChapman (eChapman) is a strategically integrated financial service organization designed to provide financial service offerings and asset management solutions. eChapman brings together the financial services capabilities of The Chapman Company, Chapman Capital Management, Inc. and The Chapman Insurance Agency. Effective June 20, 2000, Chapman Holdings, Inc. (CHI), Chapman Capital Management Holdings, Inc. (CCMHI) and subsidiary and Chapman Insurance Holdings, Inc. (CIH) and subsidiary merged into wholly owned subsidiaries of eChapman (collectively, The Company). As such, the unaudited consolidated statements of operations reflect the results of operations for eChapman and Subsidiaries for the quarter ended March 31, 2003.

The consolidated financial statements for the three month period ended March 31, 2003 have not been audited but, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of eChapman as of such date. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003 or any future periods.

eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND MARCH 31, 2002

                                                                      MARCH 31, 2003       MARCH 31, 2002
                                                                      --------------       --------------
                                                                        (UNAUDITED)
ASSETS:
       Cash and cash equivalents                                       $    150,000         $    150,000
       Cash deposits with clearing organization                             433,000              654,000
       Investments, available for sale                                           --              349,000
       Trading securities                                                        --               86,000
       Receivables from brokers and dealers                                  45,000              351,000
       Receivables, other                                                    30,000                   --
       Management fees receivable                                           103,000              323,000
       Advances to officer/employee                                         209,000               23,000
       Property, net                                                         26,000               93,000
       Prepaids and other assets                                            104,750              440,000
       Intangible assets                                                 15,238,250           15,272,000
                                                                       ------------         ------------
Total Assets                                                           $ 16,339,000         $ 17,741,000
                                                                       ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
       Accounts payable and accrued expenses                           $  1,117,200         $  1,058,000
       Other liabilities                                                     11,000               85,000
                                                                       ------------         ------------
Total Liabilities                                                         1,128,200            1,143,000
                                                                       ------------         ------------

STOCKHOLDERS' EQUITY:
       Common stock, $.001 par value, 50,000,000
         authorized, 12,281,096 shares
         issued and outstanding                                        $      9,000         $      9,000
       Additional paid in capital                                        36,602,000           36,167,000
       Accumulated deficit                                              (19,492,000)         (18,022,000)
       Cumulative realized/unrealized loss on trading of                         --                   --
         proprietary stock of Company held by subsidiary                   (616,200)            (174,000)
       Proprietary stock of Company held by subsidiary, at cost              (1,000)              (1,000)
       Stock subscriptions receivable                                    (1,291,000)          (1,381,000)
                                                                       ------------         ------------
Total Stockholders' equity                                               15,210,800           16,598,000
                                                                       ------------         ------------
Total Liabilities and Stockholders' equity                             $ 16,339,000         $ 17,741,000
                                                                       ============         ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                                 MARCH 31, 2003       MARCH 31, 2002
                                                 --------------       --------------
                                                   (UNAUDITED)
REVENUE:
     Commissions                                  $    322,000         $    787,000
     Underwriting and management fees                   44,000              193,000
     Investment management fee                          18,000              558,000
     Interest, dividends and other income               27,000              139,000
     Gain / (Loss) on trading                               --                9,000
     Loss on investments, net                               --                   --
                                                  ------------         ------------
Total Revenue                                     $    411,000         $  1,686,000
                                                  ------------         ------------
INTEREST EXPENSE                                            --                2,000
                                                  ------------         ------------
Net revenue                                       $    411,000         $  1,684,000

EXPENSE:
     Compensation and benefits                    $    430,000         $    927,000
     Floor brokerage and clearing fees                  15,000               70,000
     Management fees                                        --              159,000
     Travel and business development                     5,000               31,000
     Professional fees                                 109,000               66,000
     Advertising, promotion and publicity                2,000                1,000
     Depreciation and amortization expense              17,000               26,000
     Other operating expense                           125,000              159,000
                                                  ------------         ------------
Total Expense                                     $    703,000         $  1,439,000
                                                  ------------         ------------
Net Income (Loss)                                 $   (292,000)        $    245,000
                                                  ============         ============
BASIC EARNINGS PER SHARE DATA:
Net Income (Loss)                                 $      (0.02)        $       0.02
                                                  ============         ============
Weighted average shares outstanding                 12,281,000           12,281,000
                                                  ============         ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                                        CUMULATIVE
                                                                                      REALIZED LOSS
                                                                                       ON TRADING
                                                                                       PROPRIETARY
                                                                                     STOCK OF COMPANY
                                                     ADDITIONAL       ACCUMULATED     BY SUBSIDIARY
                                  COMMON STOCK    PAID-IN CAPITAL       DEFICIT         OF COMPANY
                                  -------------   ---------------   --------------   ----------------
BALANCE,
DECEMBER 31, 2002                 $       9,000   $  36,602,000     $ (19,199,000)    $    (174,000)
      Net Loss                                                           (293,000)
      Realized loss on trading
      of proprietary stock of
      Co. held by subsidiary                                                               (442,200)
      Stock Subscription
      Receivable

BALANCE, MARCH 31, 2003
(UNAUDITED)                       $       9,000   $  36,602,000     $ (19,492,000)    $    (616,200)
                                  =============   =============     =============     =============




                                    PROPRIETARY STOCK
                                        STOCK OF         SUBSCRIPTION        TOTAL
                                      COMPANY HELD          STOCK        STOCKHOLDERS'
                                      BY SUBSIDIARY       RECEIVABLE         EQUITY
                                    -----------------   --------------   -------------
BALANCE,
DECEMBER 31, 2002                     $      (1,000)    $  (1,291,000)   $  15,946,000
      Net Loss                                                                (293,000)
      Realized loss on trading
      of proprietary stock of
      Co. held by subsidiary                                                  (442,200)
      Stock Subscription
      Receivable                                                                    --

BALANCE, MARCH 31, 2003
(UNAUDITED)                           $     (1,000)     $  (1,291,000)   $  15,210,800
                                      ============      =============    =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
eCHAPMAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) AND MARCH 31, 2002

                                                              MARCH 31, 2003      MARCH 31, 2002
                                                              --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                        $  (293,000)        $   245,000
      Adjustments to reconcile net income (Loss) to
      net cash from operating activities:
          Depreciation and amortization                             17,000              26,000
          Effect from changes in assets and liabilities
              Receivables from brokers and dealers                  81,000             (97,000)
              Receivables, other                                    (3,000)
              Management fee receivable                             83,000              (2,000)
              Prepaid and other assets                              20,000               6,000
              Accounts payable and accrued expenses                292,000            (331,000)
              Other Liabilities                                   (174,000)           (153,000)
                                                               -----------         -----------
Net cash from operating activities                                  23,000            (306,000)
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase/sale of office equipment                             16,000              25,000
      Advances to officer/employee                                 (23,000)             80,000
      Investment, available for sale                               349,000
      Decrease in propriety stock                                       --
                                                               -----------         -----------
Net cash from investing activities                                 342,000             105,000
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Stock Subscription Receivable                                                          (74,000)
Cumulative realized/unrealized loss on trading of
      proprietary stock of Company held by subsidiary             (442,000)             (1,000)
                                                               -----------
Net cash from investing activities                                (442,000)            (75,000)
                                                               -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVELANTS                          (77,000)           (276,000)
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     660,000           1,080,000
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   583,000         $   804,000
                                                               ===========         ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

(THIS FILING CONTAINS REFERENCES TO AUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2002 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

eCHAPMAN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

CASH
----

As of March 31, 2003 all cash invested in the Chapman U.S. Treasury Money Fund, a fund managed by the Chapman Capital Management, Inc. and affiliate, was removed due to the closing of this fund. All cash removed from this fund, at the time of closure, was deposited into standard operating accounts. Cash now wholly consists of monies intended for operational use.

INVESTMENTS
-----------

Investments as of March 31, 2003, consist of investments in common stock private companies. The cost of those investments approximate market.

TREASURY STOCK
--------------

As of March, 11, 2002, The Chapman Co. was no longer a market maker for eChapman. However, as eChapman is the parent of The Chapman Co., all purchases and sales of eChapman's stock by The Chapman Co. during its months as market maker have been accounted for as treasury stock transactions in the accompanying consolidated

(THIS FILING CONTAINS REFERENCES TO AUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2002 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

TREASURY STOCK (CONT'D)
-----------------------

financial statements. The Company had cash on deposit with the clearing agent of $558,000 as of December 31, 2002. During 2002, cash held on deposit with the clearing agent was used for the payment on proprietary stock. The securities purchased with the funds are held by the clearing agent as collateral. At March 31, 2003, the Company had $433,000 on deposit with the clearing agent.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No, 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combination initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to the results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, was adopted by the Company on January 1, 2002. The Company expects that as a result of the adoption of these accounting standards it will result in certain intangibles being subsumed into goodwill and will have the impact of reducing its amortization of goodwill and intangibles commencing on January 1, 2002; however, impairment reviews may result in future periodic write-downs.

INTANGIBLE ASSETS
-----------------

Intangible assets consist of goodwill of $24.2 million, being amortized over 20 years, and $70,000 being amortized over 15 years related to Chapman On-Line.

IMPAIRMENT OF GOODWILL
----------------------

The merger of Chapman Holdings, Inc. (CHI), Chapman Capital Management, Inc.
(CCMH), and Chapman Insurance Holdings, Inc. (CIH) into wholly owned subsidiaries of eChapman, Inc. was accounted for as a combination of entities under common control; thus, the portion of the combined entities not under common control was stepped-up in basis to the fair market value at the date of the Initial Public Offering (IPO). The step-up in basis generated approximately $24.2 million in goodwill. Subsequent to the distribution date, the market value of

(THIS FILING CONTAINS REFERENCES TO AUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2002 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

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

SEGMENT REPORTING
-----------------

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information as of December 31, 1998, and has identified three distinct operating segments: securities brokerage and investment banking services, investment advisory and management services, and internet portal operations. The accounting policies for those segments are the same as those described in the summary of significant accounting policies. Certain intangible assets are not allocated to distinct segments and are recorded at the corporate level. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments for the years ended March 31, 2003 and December 31, 2002 are strategic business units that offer different services.

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

(THIS FILING CONTAINS REFERENCES TO UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2002 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes principally on the straight-line method over the following estimated useful lives:

Office equipment           3 - 5 years
Furniture                      5 years

Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense for the period ended March 31, 2003 was $17,000.

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

3. COMMITMENTS AND CONTINGENCIES:

The Company has an operating lease agreement for its office facilities, which expires on October 15, 2005. Rent expense under this agreement was $203,000 in 2003. Under the lease agreement, a proportionate share of real estate taxes and building expenses in excess of base year amounts are charged to the Company.

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

4. REGULATORY REQUIREMENTS:

Pursuant to the requirements of the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule (Rule 15c3-1), the Chapman Co. is required to maintain net capital, as defined, of not less than $100,000 and a ratio of aggregate indebtedness to net capital, as defined not to exceed 15 to 1. As of March 31, 2003, the Company had consolidated net excess capital of $194,000 and a ratio of aggregate indebtedness to net capital of 1.21 to 1. As of December 31, 2002, the Company, had deficit net capital of $386,000 and a ratio of aggregate indebtedness to net capital of .84 to 1. A notice of noncompliance was filed on March 9, 2001, with the SEC and the National Association of Securities Dealers, Inc. (NASD). Subsequent to December 31, 2000, management took actions to cure the net capital noncompliance.

(THIS FILING CONTAINS REFERENCES TO AUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2002 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

4. REGULATORY REQUIREMENTS CONT'D:

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

5. STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE:

Supplemental cash flow disclosure for the periods ended March 31, 2003 is a follows:

                        DESCRIPTION                    MARCH 31, 2003
                        ---------------------------------------------
                        Cash paid - interest               $100
                        ---------------------------------------------

                        ---------------------------------------------

6. EMPLOYEE SAVINGS PLAN:

The Company's Retirement Savings Plan, a 401(k) plan, provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax and after-tax contributions based upon eligible compensation. The Company may make discretionary contributions based on the participants' compensation for the plan year. The Company elected not to contribute to the plan for the period ended March 31, 2003.

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

A summary of the status of the Company's option plan as of March 31, 2003, and changes during the year is presented below:

                                                        Weighted-Average
                                            Shares       Exercise Price
                                           --------     -----------------
Outstanding as of May 14, 1999              136,510         $   4.49
         Exercised                               --               --
         Forfeited                               --               --
                                           --------

Outstanding as of June 20, 2000             136,510             4.49
         Exercised                           (3,966)            4.27
         Forfeited                           (1,352)            4.92
                                           --------

Outstanding as of December 31, 2000         131,192             4.51
         Exercised                               --             4.51
         Forfeited                          (86,524)            4.51
                                           --------

(THIS FILING CONTAINS REFERENCES TO AUDITED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S FORM 10-KSB/A FOR THE PERIOD ENDED DECEMBER 31, 2002 IN LIEU OF AUDITED FINANCIAL STATEMENTS)

7. OMNIBUS STOCK PLAN CONT'D:

Outstanding as of December 31, 2001          44,668             4.51
         Exercised                               --             4.51
         Forfeited                           44,668             4.51
                                           --------         --------

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

Chapman On Line and Chapman Networks, related companies ceased to its operations effective December 31, 2002. As a result, it will have no operating activities for 2003.

--------------------------------------------------------------------------------

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

THE CHAPMAN CO. NET CAPITAL VIOLATION

As of March 31, 2003, The Chapman Co., a subsidiary of eChapman, was in compliance with the SEC net capital rule and has a net capital of $193,759, a net cap requirement of $100,000 and a ratio of aggregate indebtedness to net capital of 1.21-to-1.

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

                                                                           eCHAPMAN.COM, INC. AND SUBSIDIARIES

                                                                  COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                         (Unaudited)

                                                                             Three Months Ended March 31, 2003
                                                  --------------------------------------------------------------------------------
                                                                   2003                                        2002
                                                  ------------------------------------       -------------------------------------

                                                                        Percentage of                               Percentage of
                                                           Amounts      Total Revenue                  Amounts      Total Revenue
                                                  ------------------------------------       -------------------------------------
REVENUE:
Commissions                                             $  198,000              48.2%             $    787,000              48.7%
Underwriting and management fees                            70,000              17.0%                  193,000              11.5%
Investment management fees                                 124,000              30.2%                  558,000              33.1%
Interest, dividends and other income                        18,000               4.4%                  139,000               8.3%
(Loss) gain on trading                                       1,000               0.2%                    9,000               0.5%
Loss on investments, net                                                         0.0%                       --               0.0%
                                                  ------------------------------------       -------------------------------------
     Total revenue                                         411,000             100.0%                1,686,000             100.1%
Interest expense                                                --               0.0%                    2,000               0.1%
                                                  ------------------------------------       -------------------------------------
     Net revenue                                           411,000             100.0%                1,684,000             100.0%

OPERATING EXPENSE:
Compensation and benefits                                  430,000             104.6%                  927,000              55.0%
Floor brokerage and clearing fees                           15,000               3.7%                   70,000               4.2%
Management fees                                                 --               0.0%                  159,000               9.4%
Depreciation and amortization expense                       17,000               4.4%                   26,000               1.5%
Other operating expense                                    241,000              58.7%                  257,000              15.3%
                                                  ------------------------------------       -------------------------------------
     Total expenses                                        703,000             171.1%                1,439,000              85.5%
                                                  ------------------------------------       -------------------------------------
Loss before minority int. & income tax benefit            (292,000)            -71.1%                  245,000              14.5%
Minority Interest
Income tax benefit                                              --                                  (6,676,000)
                                                  ------------------------------------       -------------------------------------
Net loss                                                $ (292,100)            -71.1%             $ (6,431,000)           -381.9%
                                                  ====================================       =====================================
Basic loss per share                                         (0.02)                                      (0.51)
                                                  ------------------------------------       -------------------------------------
Shares used to compute basic loss per share             12,662,000                                  12,662,000
                                                  ====================================       =====================================


Net revenue decreased $1,273,000, or 75.6%, to $411,000 for the three months ended March 31, 2003 from $1,684,000 for the prior comparable period.

Commission revenue decreased by $589,000, or 74.8%, to $198,000 for the three months ended March 31, 2003 from $787,000 for the prior comparable period. The decrease was primarily due to a decrease in retail and institutional brokerage activity. Commission revenue from retail brokerage activity decreased $14,000, or 24.5%, to $44,000 for the three months ended March 31, 2003 from $58,000 for the prior comparable period. Institutional commission revenue decreased $198,000, or 70.0%, to $85,000 for the three months ended March 31, 2003 from $282,000 for the prior comparable period. As well as a decrease in municipal revenue. Municipal revenue decreased $380,000, or 85.4%, to $65,000 for the three months ended March 31, 2003 from $ 445,000 for the prior comparable period.

Underwriting and management fee revenue deccreased by $123,000, or 63.7%, to $70,000 for the three months ended March 31, 2003 from $193,000 for the prior comparable period. The deccrease in underwriting and management fee revenue was partially due to an decrease in management fee revenue of $140,000, or 76.6%, to $43,000 for the three months ended March 31, 2003 from $183,000 for the prior comparable period. This increase was due to favorable interest rates which have remained relatively constant over the last several quarters. The decrease in underwriting and management fee revenue was also due to an decrease in financial advisory fee revenue of $77,000, or 61.1%, to $49,000 for the three months ended March 31, 2003 from $ 127,000 for the prior comparable period.

Investment management fee revenue decreased $ 434,000, or 77.8%, to $ 124,000 for the three months ended March 31, 2003 from $ 558,000 for the prior comparable period. The decrease was primarily due to a net decrease of $ 168 million in assets under management to $ 51 million as of March 31, 2003, from $ 219 million as of March 31, 2002.

Interest, dividends and other income decreased by $ 121,000, or 87.1%, to $ 18,000 for the three months ended March 31, 2003 from $ 139,000 for the prior comparable period. A gain on trading of $ 1,000 was recognized for the three months ended March 31, 2003, Interest expense decreased by $ 1,900, or 95.0% to $ 100 for the three months ended March 31, 200 3, from $ 2,000 for the prior comparable period.

Total expenses, excluding interest expense, decreased by $ 736,000, or 51.1 %, to $ 703,000 for the three months ended March 31, 2003 from $ 1,439,000 for the prior comparable period. The reduction in expenses is the direct result of the cost containment strategy designed to offset market volatility and position the company for profitable growth during 2003 .

Compensation and benefits decreased by $ 497,000, or 53.6%, to $ 430,000 for the three months ended March 31, 2003 from $ 927,000 for the prior comparable period. The decrease in compensation and benefits is due to a cost containment strategy and attrition. As a percentage of total revenue, these expenses were 112.1% and 55.0%, respectively, for the three months ended March 31, 2003 and the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue.

Floor brokerage and clearing fees decreased by $ 55,000, or 78.6%, to $ 15,000 for the three months ended March 31, 2003 from $ 70,000 for the prior comparable period. The decrease is due to a decline in equity trading resulting from market volatility.

Management fees, which consist of Chapman Capital Management's expenses related to the administration of the Chapman Capital U.S. Treasury Fund, and the DEM Equity Fund, decreased by $ 159,000, or 100%, to -0- for the three months ended March 31, 2003 from $ 159,000 for the prior comparable period. The decrease in management fee expense Is due to the closing of both the Chapman U.S. Treasury Fund and the DEM Equity Fund as of December 31, 2002.

Depreciation and amortization expense decreased by $ 9,000 or 34.6% to $ 17,000 for the three months ended March 31, 2003 from $ 26,000 for the prior comparable period. The decrease is primarily due to the discontinuation of merger related amortization of goodwill. Effective January 2002, the Company adopted SFAS No. 142 which requires goodwill and intangibles to be reviewed for impairment, and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair market value.

Other expenses decreased by $ 16,000, or 6.2%, to $ 241,000 for the three months ended March 31, 2003 from $ 257,000 for the prior comparable period. The decrease was primarily due to a decrease in advertising and promotion expense, and travel expenses. The decrease in these costs is the result of a change in business strategy.

For the three months ended March 31, 2003, eChapman realized net loss of $292,000, compared to a net income of $ 245,000 for the three months ended March 31, 2002, an decrease of $ 537,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2003, there were no material changes to the information provided in item Item 7A of the 2002 Form 10K Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, eChapman had cash and cash equivalents of $150,000 and a $433,000 cash deposit held by its clearing agent.

With the exception of goodwill and intangible assets which amount to 15,238,000, as of March 31, 2003, our assets are reasonably liquid, consisting of cash and cash equivalents, deposits with our clearing organization, investment securities, and receivables from clients, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from clients turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Our total assets as of March 31, 2003 were $1,298,000

The Chapman Co. is subject to the net capital rules of the SEC. As such, The Chapman Co. is subject to certain restrictions on the use of capital and their related liquidity.

As of March 31, 2003, eChapman had a subscription stock receivable from its majority stockholder in the amount of $ 1,291,000 reserved as an adjustment to equity.

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

(b) Reports on Form 8-K
None

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

Date: May 20, 2003

                       /s/  Nathan A. Chapman Jr.
                       ---------------------------
                       Nathan A. Chapman Jr., President and Chief Executive Officer

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

Date: May 20, 2003

                             /s/  Lynn Ballard
                             ---------------------------
                             Lynn Ballard, Acting Chief Financial Officer